Form 10-K
period 1996-05-31
GRAYSTONE FINANCIAL SERVICES INC
filed 1997-04-04
CIK 799020

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1996

Commission File Number 33-24663-A

GRAYSTONE FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in charter)

      Florida                            		    85-9266448
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

P. O. Box 615, Glen Ridge, NJ 07028-0615
(Address of principal executive offices)

201-746-7818 (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class			Name of each exchange on which
to be so registered			   each class is to be registered
       None						None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock Par Value $0.0001
(Title and Class of each)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      x  	     No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 , or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

Yes                No
The number of shares of Common Stock outstanding as of May 31,1996 was 3,999,118.

GRAYSTONE FINANCIAL SERVICES, INC.

PART I
Item 1.	Business

History and Organization

Graystone Financial Services, Inc. (The Company), formerly known as Capital Investment Development Corp. was incorporated under the laws of the State of Florica on June 24, 1986 with a authorized capital of 100,000,000 shares of common stock with a par value of $.0001. On October 10, 1988 the Company amended its Articles of Incorporation changing its name to Graystone Financial Services, Inc.

On March 16, 1987, the Company formed a wholly-owned subsidiary, Bradford-Taylor Clearinghouse, Inc. Bradford-Taylor Clearinghouse, Inc.
has been inactive from inception through July 31, 1995. Bradford-Taylor Clearinghouse, Inc. entered into a licensing agreement with Nico Electric, A.G. on August 1, 1995 in exchange for 11.3% of the common stock of Bradford-Taylor Clearinghouse, Inc. The licensing agreement allows Bradford-Taylor Clearinghouse, Inc.'s use of Nico Electric, A.G. technology for alarms and was issued to complete the transaction. This reduces the Company's ownership in Bradford-Taylor Clearinghouse, Inc. to 13.3%.

On June 24, 1986, the Company issued 20,000,000 shares of its common stock to private investors for a total cash consideration of $20,000.

In connection with a public offering in September, 1986, the Company sold 5,500,000 shares of its common stock for $.05 per share. Expenses incurred in connection with the public offering of $62,458 were charged against additional paid in capital. Net proceeds from the offering were $212,542.

Each share of common stock issued in connection with the public offering included one class A warrant and one class B warrant. The purchase warrants were exercisable over an eight month period ending may 18, 1987. Each redeemable warrant entitled the holder to purchase one share of common stock at a price of $.075 per share in the case of class A warrants and a price of $.10 per share of class B warrants.

During the period ended May 31, 1987, 5,500,000 of class A warrants were exercised at $.075 per share for a total cash consideration of $412,500. On May 18, 1987, the class B warrants were extended for a six months period.

In addition, in connection with the public offering 550,000 wasrrants were issued to the underwriter, which were exercised commencing September, 1987 at a price of $.055 per share or an aggregate of $30,250. The remaining 5,500,000 class B warrants were exercised during the year ended may 31, 1988 for an aggregate of $550,000.

On September 30, 1988, the Stock Purchase Agreement dated April 4, 1988 by and between the Company and Harp Investments, Inc., a privately held
New Jersey corporation, was approved by the stockholders. The agreement provided for the Company to acquire 100% of the outstanding shares of capital stock of Graystone Nash, Incorporated and 70% of the outstanding shares of Outwater and Wells, Inc., (Graystone Nash owned 30% of the outstanding shares prior to the exchange), in exchange for 59,675,000 shares of the


Additionally, 11,475,000 shares of the Company's common stock was required to be returned to the Company by certain original shareholders. The transaction was handled as a reverse merger.

On April 20, 1990, the National Association of Securities Dealers, Inc. censured Graystone Nash, Incorporated and its President, Thomas V. Ackerly. The Association fined Graystone Nash, Incorporated and Thomas V. Ackerly $1,325,000, jointly and severely, and expelled Graystone Nash, Incorporated from membership in the Association and barred Thomas V. Ackerly from association with a member of the Association. Thomas V. Ackerly is in the process of appealing this decision.

Additionally, the Securities and Exchange Commission brought an action against Graystone Nash, Incorporated and Thomas V. Ackerly, its President, and onApril 21, 1993, a judgment was entered against the Company and Thomas Ackerly in the amount of $60,565,581.00 plus interest beginning January 1, 1989. The action was appealed and on June 1, 1994, the judgment was reversed. Graystone Nash, Incorporated was not represented by counsel in the new review ordered and the judgment still stands against it. Thom view by the Court, on July 10, 1995, the judgment and pre-judgment interest was waived as to Thomas V. Ackerly. As a result of the above actions, the subsidiary Graystone Nash, Incorporated was forced to close and cease operations.

Also, the subsidiary Outwater and Wells, Inc. was forced to close and cease operations in accordance with the lockup rules of the SEC.

On April 16, 1990, the shareholders approved a 50:1 reverse split of the Company's common stock. The reverse split reduced the authorized shares of common stock to 4,000,000. An additional 118 fractional shares were issued in connection with the reverse split.

On June 8, 1995, the Company issued 2,294,000 shares of its common stock to its controlling stockholder for a total cash consideration of $75,000.

Item 2.	PROPERTIES
Corporate Offices

The Company presently maintains its executive offices at 39 Lackawanna Plaza, Room 8, Bloomfield, N.J. 07003. The Company's office space consists of approximately 500 square feet, on a month to month basis, at the rate of $1,000 per month. There is no written agreement.

Item 3.	LEGAL PROCEEDINGS
None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS
There were no matters submitted to the Shareholders of the Company during fiscal year ended May 31, 1996.

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND
		RELATED STOCKHOLDER MATTERS
The Company's common stock, $.0001 par value (Common Stock) has been traded in the over-the-counter market on a limited and sporadic basis since November 18, 1986. The last known high and low bid price was $1.75 as of August 31, 1988. As far as is know there has not been any high and low bid price for the fiscal year ended May 31, 1996 and May 31, 1995. The following table sets forth the high and low bid price of the Common Stock for the period indicated as quoted from the over-the-counter listing.

   Fiscal 1996         Low Bid       High Bid

   1st  Quarter         Unknown       Unknown
   2nd Quarter         Unknown       Unknown
   3rd Quarter         Unknown       Unknown
   4th Quarter         Unknown       Unknown

   Fiscal 1995         Low Bid       High Bid

   1st Quarter         Unknown       Unknown
   2nd Quarter         Unknown       Unknown
   3rd Quarter         Unknown       Unknown
   4th Quarter         Unknown       Unknown

As of May 31, 1996 there were 6,061 shareholders of record of the Company's Common Stock.

Holders of common shares are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common shares have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future. Rather, the Company has determined to utilize any earnings in the expansion of its business. Such policy is subject to change based on current industry and market conditions, as well as other factors beyond the control of the Company.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data on the Company conveying fiscal years 1996 and 1995, should be read in conjunction with the Financial Statements and related notes included in Item 8 of this Form 10-K.
(See "Financial Statements and Notes Thereto.")

						        For Year Ended May 31,
        	     	  	                 1996		        1995
Income Statement Data:

Revenues		                       $36,000        $   0

Other Income and (Loss)       $2,182,696  $(1,172,556)
Net Income (Loss)		   		      $2,182,696  $(1,172,556)
Net Income (Loss) per share		 $  	  0.56	 $   ( 0 .69)
Dividends per share           $        0  $          0
Weighted average shares outstanding:
                               3,999,118     1,705,118
Balance Sheet Data:
Total Assets                  $2,467,845  $    152,200
Retained Earnings (Deficit)   $  992,467   $(1,118,164)
Stockholders Equity			        $2,298,727  $    113,096

Item 7.	MANAGEMENT'S DECISIONS AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of significant factors which have affected registrant's financial position and operations.

Overall Situation
On September 30, 1988, the Company entered into a stock purchase agreement dated April 4, 1988 with Harp Investments, Inc., a privately held New Jersey corporation. The agreement provided for the Company to acquire 100% of the outstanding shares of capital stock of Graystone Nash, Incorporated and 70% of the outstanding shares of Outwater and Wells, Inc. (Graystone Nash, Incorporated owned 30% of theoutstanding shares prior to the exchange), in exchange for 59,675,000 shares of theCompany's Common Stock.

Additionally, 11,475,000 shares of the Company's Common Stock was required too returned to the Company by certain original shareholders. The transaction was handled as reverse merger.

On April 20, 1990, the National Association of Securities Dealers, Inc. censured Graystone Nash, Incorporated and it's President, Thomas V. Ackerly. The Association fined Graystone Nash, Inc.and Thomas V. Ackerly $1,325,000, jointly and severely, and expelled Graystone Nash, Incorporated from membership in the Association and barred Thomas V. Ackerly from association with a member the association. Thomas V. Ackerly is in the process of appealing this decision.

Additionally, the Securities and Exchange Commission brought an action against Graystone Nash, Incorporated and Thomas V. Ackerly, it's President, and on April 21, 1993 a judgment was entered against the Company and Thomas V. Ackerly in the amount of $60,565,581.00 plus interest beginning January 1, 1989. The action was appealed and on June 1, 1994, the judgment was reversed. Graystone Nash, Inc. was not represented by counsel in the new review ordered and the judgment stands against it. Thomas V. Ackerly, acting as his own counsel, presented to the Court additional information to review. Upon review by the Court on July 10, 1995, the judgment and pre-judgment interest was waived as to Thomas V. Ackerly. As a result of the above actions, the subsidiary Graystone Nash, Incorporated was forced to close and cease operations.

Also, the subsidiary Outwater and Wells, Inc. was forced to close and cease operations in accordance with the lockup rules of the SEC.

The Company's business plan is to seek potential businesses that may, in the opinion of Management, warrant the Company's involvement. The Company acknowledges that as a result of its limited financial resources, acquiring a suitable business will be extremely difficult; however, the Company's principal business objective will be to seek long term growth potential in the business in which it participates, rather than immediate, short term earnings. In seeking to attain its business objectives, the Company will not restrict its search to any particular industry. Management has no assurance that it will be successful in its attempt to raise such capital.

Liquidity and Capital Resources

The Company has increased its assets principally by the increase in trading securities of stocks that had little or no value in prior year and continues to have a very small amount of liabilities. It is the intent of Management to seek potential businesses in which to acquire through the issuance of the Company's common stock. In addition, to make private placement of common stock as a means of raising capital to propel the Company into new arenas of high earnings potential. Additional funding will be necessary in order to achieve these goals.

Item 8.	FINANCIAL STATEMENT AND SUPPLEMENTAL DATA

	The financial statements are attached hereto commencing on Page F-1:

Audit report, May 31, 1996 and May 31, 1995.
Balance Sheet at May 31, 1996 and May 31, 1995.
Statements of Income and Loss for the years ended May 31, 1996 and May 31,
1995.
Notes to Financial Statements for the years ended May 31, 1996 and 1995.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT

Name:	             		Age:		    Position:              		Term:

Thomas V. Ackerly     48        President, and          September 30,
                                     Director           	1988-Present

Robert A. Spira       45        Director                February 1, 1996 -
                                               									 Present

Mr. Thomas V. Ackerly, was elected to the Board of Directors on September 30, 1988 at which time he was appointed as President. Mr. Ackerly held the same offices in Bradford-Taylor Clearinghouse, Inc., a subsidiary of the Graystone Financial Services, Inc. until July 31, 1995. Mr. Ackerly holds the same offices in Harp Investments, Inc., the controlling shareholder of Graystone Financial Services, Inc. He currently devotes a substantial amount of his time to the Company's business. Mr. Robert A. Spira was appointed as a Director on February 1, 1996.

Item 11.	EXECUTIVE COMPENSATION

During the fiscal year ended May 31, 1996, Thomas V. Ackerly received remuneration in the amount of $60,500. For the fiscal year ended May 31, 1995, no officer, director, employee, or affiliate of the Registrant received any remuneration. Moreover, for this period the Company has had no bonus, profit sharing plan, or other compensation plan in which the executive officers or director are participants. The Company's director received no fees for his services.
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
		AND MANAGEMENT

 Section 16(a) of the Securities Exchange of Act of 1934 (Exchange Act) requires the Company's directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and persons with greater than five percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section (16a).

	At May 31, 1996 and 1995, there were issued and outstanding common shares of the Company, the Company's only class of voting securities. The Company has no knowledge of any arrangements which could affect the company.

The following table will identify, as of May 31,1996, the number and percentage of outstanding shares of common stock owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director of the Company, and (iii) officers and directors of the Company as a group:

Name of Beneficial Owner Amount of Ownership  	Percent of Class

Harp Investments, Inc.                           3,362,500             70%

Name of Beneficial Owner Amount of Ownership	Percent of Class

All Executive Officers/Directors as a Group 3,362,500                  70%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Thomas V. Ackerly, President of the Company, has loaned money to and borrowed money from the Company. Currently, Mr. Ackerly has a demand note in the amount of $115,000, dated January 1, 1991, and includes interest at the rate of 9% per annum. By ement between the parties, interest will not begin to accrue on this note till January 1, 1996.

Item 14.	SUBSEQUENT EVENTS

none


PART IV

Item 15.	Exhibits and Reports on Form 8-K

	Exhibits:

	  Statement Name
    Report of Independent Certified Public Accountant - - - - -   F-1
    Balance Sheet - - - - - - - - - - - - - - - - - - - - - - -   F-2
    Statement of Income and Loss- - - - - - - - - - - - - - - -   F-3
    Statement of Stockholders' Equity - - - - - - - - - - - - -   F-4-F7
    Statement of Cash Flows - - - - - - - - - - - - - - - - - -   F-8-F9
    Notes To Financial Statements - - - - - - - - - - - - - - -   F-10-F13


 Reports on Form 8-K:
  	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this
report has been signed	below by the following person on behalf of the
Registrant and in capacities and on the dates indicated.

                   	         GRAYSTONE FINANCIAL SERVICES, INC.
                             By: Thomas V. Ackerly, President and Director
                              Date

C O N T E N T S

Independent Auditors' Report - - - - - - - - - - - F-1

Balance Sheets at May 31, 1996 and 1995- - - - - - F-2

Statement of Income and Loss for the years ended
  May 31, 1996 and 1995- - - - - - - - - - - - - - F-3

Consolidated Statement of Changes in
  Stockholders' Equity through May 31, 1996- - - - F-4/F-7

Consolidated Statement of Cash Flows for the years ended May 31, 1996 and 1995- - - - - - - - F-8/F-9

Notes to Consolidated Financial Statements - - - - F-10/F-13

                INDEPENDENT AUDITORS' REPORT

Board of Directors
Graystone Financial Services, Inc.
Glen Ridge, New Jersey

I have audited the accompanying balance sheet of Graystone Financial Services, Inc. as of May 31, 1996 and 1995 and the related statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graystone Financial Services, Inc. as of May 31,
1996 and 1995, in conformity with generally accepted accounting principles.

Phoenix, Arizona
August 29, 1996

GRAYSTONE FINANCIAL SERVICES, INC.

                        BALANCE SHEET

                    MAY 31, 1996 AND 1995

                           ASSETS
                                      1996          1995

Current Assets
  Cash - Note 2                  $   130,448  $          0
  Marketable Securities -
    Trading - Note 4               2,180,735             0

  Total Assets                     2,311,183             0

Property and Equipment - Note 3
  Office Furniture and Equipment      41,931        41,931
  Less Accumulated Depreciation       41,931        41,931

  Net Book Value                           0             0

Other Assets
  Receivables -
    Related Companies - Note 5       149,996       152,200
  Accrued Interest Receivable          6,166
  Other Assets                           500             0

  Total Other Assets                 156,662       152,200

Total Assets                     $ 2,467,845  $    152,200
                                   =========       =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable               $   122,791  $     39,104
  Note Payable                        46,327             0

Total Liabilities                    169,118        39,104

Stockholders' Equity
  Preferred Stock, No Par Value
    Authorized 10,000,000 Shares;
    Issued and Outstanding, NONE           0             0
  Common Stock, Par Value $.0001
    Authorized 4,000,000 shares;
    Issued and Outstanding, 3,999,118
    Shares at May 31, 1996 and
    1,705,118 at May 31, 1995             400          171
  Additional Paid-In Capital        1,305,860    1,231,089
  Retained Earnings-A Deficit         992,467   (1,118,164)

Total Stockholders' Equity          2,298,727      113,096

Total Liabilities and
   Stockholders' Equity           $ 2,467,845   $ 152,200
                                    =========    =========

    The accompanying notes are an integral part of these
                    financial statements.
                             F-2

             GRAYSTONE FINANCIAL SERVICES, INC.

                STATEMENT OF INCOME AND LOSS

          FOR THE YEAR ENDED MAY 31, 1996 AND 1995
         AND FROM INCEPTION (JUNE 24, 1986) THROUGH
                        MAY 31, 1996
                                                  RETAINED
                                                  EARNINGS
                         YEAR         YEAR        ACCUMULATED
                         ENDED        ENDED       DURING THE
                         MAY 31,      MAY 31,     DEVELOPMENT
                         1996         1995        STAGE

Revenues
 Sales                $   36,000    $       0    $   36,000
 Interest Income                                    232,031
 Miscellaneous Income                                45,049

Total Revenues            36,000            0       313,080

Expenses
 General and
   Administrative        108,065            0       545,436

Total Expenses           108,065            0       545,436

Operating Loss          ( 72,065)           0      (232,356)

Other Income and (Loss)
  Gain or Loss on
   Sale of Securities    165,855                    129,444
  Other Income-Judgment                             371,094
  Dividend and Interest    6,213                      6,213
  Loss on Disposal
    Of Discontinued
    Subsidiary -
    Graystone Nash,
    Incorporated          (5,250)     (505,067)    (510,317)
  Loss of Disposal
    Of Discontinued
    Subsidiary -
    Outwater & Wells, Inc.            (667,489)    (667,489)
  Temporary Increase in
    Marketable
    Securities         2,015,878             0    2,015,878

Total Other Income
  and (Loss)           2,182,696    (1,172,556)   1,224,823

Net Income or Loss    $2,110,631   $(1,172,556) $1,224,823
                       =========     =========    =========

Net Loss Per Share       $ 0.56      $( 0.69) )$     0.28
                            ====          ====        =====




    The accompanying notes are an integral part of these
                    financial statements.

GRAYSTONE FINANCIAL SERVICES, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  For The Year Ended May 31, 1996 and
       From Inception (June 24, 1986) Through May 31, 1996

                                                             Deficit
                                                           Accumulated
                         Common Stock         Additional    During The
                     Shares       Amount       Paid-In     Development
                                               Capital        Stage

Sale of shares for
  Cash in private
  Placement at
  $.001           20,000,000    $ 2,000    $    18,000 $

Issuance of
  Common stock in
  Public Offering
  For cash (net of
  Expenses)        5,500,000         550        211,992

Issuance of
  Common stock in
  Connection with
  The exercise of
  Stock warrants   5,500,000         550        411,950

Net Loss Year
  Ended
  May 31, 1987                                           (    29,350)

Balance -
  May 31, 1987    31,000,000       3,100        641,942 (    29,350)

Issuance of
  Common stock in
  Connection with
  The exercise of
  Stock Warrants   6,050,000         605        579,645

Net Loss Year
  Ended
  May 31, 1988                                           (    55,625)

Balance -
  May 31, 1988    37,050,000       3,705      1,221,587 (    84,975)

Shares returned
  In connection
  With stock
  Purchase
  Agreement
  September 30,
  1988           (11,475,000)     (1,148)         1,148
         The accompanying notes are an integral part of these
                         financial statements.
                                  F-4

                  GRAYSTONE FINANCIAL SERVICES, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  For The Year Ended May 31, 1996 and
          From Inception (June 24, 1986) Through May 31, 1996

                                                             Deficit
                                                           Accumulated
                         Common Stock         Additional    During The
                     Shares       Amount       Paid-In     Development
                                               Capital        Stage


Issuance of
  Shares in
  Connection
  With acquisition
  of Graystone/
  Nash, Inc. and
  Outwater and
  Wells, Inc.
  On September 30,
  1988            59,675,000       5,968

Net Loss Year
  Ended
  May 31,
  1989                                                    (( 115,097)

Balance -
  May 31, 1989    85,250,000       8,525      1,222,735   (( 200,072)

50:1 Reverse
  Split on
  April 16,
  1990           (83,545,000)     (8,354)         8,354

Fractional
  Shares issued
  In connection
  With 50:1
  Reverse Split          118           0

Net Loss Year
  Ended
  May 31,
  1990                                                    (   24,240)

Balance
  May 31, 1990     1,705,118         171      1,231,089   (( 224,312)

         The accompanying notes are an integral part of these
                         financial statements.

                 GRAYSTONE FINANCIAL SERVICES, INC.


             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  For The Year Ended May 31, 1996 and
          From Inception (June 24, 1986) Through May 31, 1996

                                                             Deficit
                                                           Accumulated
                         Common Stock        Additional    During The
                     Shares       Amount       Paid In     Development
                                               Capital        Stage


Net Income
  Year Ended
  May 31,
  1991                                                       302,842

Balance -
  May 31, 1991     1,705,118         171      1,231,089       78,530

Net Loss
  Year Ended
  May 31,
  1992                                                   (    13,256)

Balance -
  May 31, 1992     1,705,118         171      1,231,089       65,274

Net Loss
  Year Ended
  May 31, 1993                                           (     8,343)

Balance -
  May 31, 1993     1,705,118         171      1,231,089       56,931

Net Income
  Year Ended
  May 31, 1994                                           (     2,539)

Balance -
  May 31, 1994     1,705,118         171      1,231,089       54,392

Net Loss
  Year Ended
  May 31, 1995                                           ( 1,172,556)

Balance -
  May 31, 1995     1,705,118    $    171    $ 1,231,089 $( 1,118,164)

Issuance of
  Shares for
  Cash, June 8,
  1995             2,294,000         229         74,771



         The accompanying notes are an integral part of these
                          financial statements.

                  GRAYSTONE FINANCIAL SERVICES, INC.

              STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

                  For The Year Ended May 31, 1996 and
          From Inception (June 24, 1986) Through May 31, 1996

                                             Additional
                        Common Stock         Paid In       Retained
                    Shares       Commom      Capital       Earnings

Net Income
  Year Ended
  May 31, 1996                                             2,110,631

Balance -
  May 31, 1996     3,999,118    $    400    $ 1,305,860 $    992,467
                   =========         ===      =========    =========

         The accompanying notes are an integral part of these
                         financial statements.

		GRAYSTONE FINANCIAL SERVICES, INC.
                   		STATEMENT OF CASH FLOWS

        FOR THE YEAR ENDED MAY 31, 1996 AND 1995 AND
     FROM INCEPTION (JUNE 24, 1986) THROUGH MAY 31, 1996

                                                  RETAINED
                                                  EARNINGS
                         YEAR         YEAR        	ACCUMULATED
                        ENDED        ENDED       	DURING THE
                        MAY 31,      MAY 31,     	DEVELOPMENT
                         1996       	     1995     	   STAGE

Cash Flows From
  Operating Activities
 Net Income or (Loss) $ 2,110,631 $ (1,172,556)$    992,467
 Temporary Increase in
   Marketable
    Securities  		   (2,015,878)               (2,015,878)
 Loss on Disposal of
   Subsidiaries                       1,172,556    1,209,756
 Adjustments to
   Reconcile Net Income
   to Net Cash Provided
   By Operating
   Activities
   Depreciation              		    0            0       41,931
  Changes in operating
   assets and
   liabilities
    (Increase) Decrease
      In Assets             (6,166)           0       (6,166)
    (Decrease) Increase
      In Liabilities        83,687            0      122,791
  Total Adjustments         77,521            0     (647,566)

  Net Cash Flows Provided
   By Operating
   Activities              172,274            0      344,901

Cash Flows From Investing
   Activities
  Purchase of Office
    Equipment                                        (41,931)
  Purchase of Securities (164,857)                 (164,857)
  Advances to Subsidiaries       0            0   (1,203,788)
  Investment in Related
    Company                   (500)                     (500)
  Net Cash Flows From
   Investing Activities   (165,357)           0   (1,411,076)

Cash Flows From Financing
   Activities
  Proceeds from sale of
   Common Stock             75,000            0    1,300,292
  Advances to and from
   Related Companies         2,204            0 (   149,996)

    The accompanying notes are an integral part of these
                    financial statements.

             GRAYSTONE FINANCIAL SERVICES, INC.
                   STATEMENT OF CASH FLOWS

        FOR THE YEAR ENDED MAY 31, 1996 AND 1995 AND
     FROM INCEPTION (June 24, 1986) THROUGH MAY 31, 1996

                                                  RETAINED
                                                  EARNINGS
                            YEAR      YEAR        ACCUMULATED
                            ENDED     ENDED       DURING THE
                            MAY 31,   MAY 31,     DEVELOPMENT
                            1996      1995        STAGE

  Advances from Related
   Company                  46,327            0       46,327
  Net Cash Provided by
   Financing Activities    123,531            0    1,196,623

Increase (Decrease) in
  Cash                 $   130,448 $         0 $          0

Cash beginning of period         0            0            0

Cash end of period     $   130,448 $         0 $    130,448
                           =======     ========    =========


Supplemental Information

Assets purchased in
  Exchange for Common
   Stock               $          0 $         0 $      5,968
                           ========    ========    =========

Interest Expense Paid             0 $         0 $   121,310
                       $   ========    ========    =========

Income Taxes Paid      $          0 $         0 $         0
                           ========    ========    =========

    The accompanying notes are an integral part of these
                    financial statements.

GRAYSTONE FINANCIAL SERVICES, INC.

               NOTES TO AUDITED FINANCIAL STATEMENTS

                       MAY 31, 1996 AND 1995

NOTE 1 - ORGANIZATION

     Graystone Financial Services, Inc. (The Company), formerly known as Capital Investment Development Corp. was incorporated under the laws of the State of Florida on June 24, 1986 with a authorized capital of 100,000,000 shares with a par value of $.0001. On October 10, 1988 the Company amended its Articles of Incorporation changing its name to Graystone Financial Services, Inc.

     On March 16, 1987, the Company formed a wholly-owned subsidiary, Bradford-Taylor Clearinghouse, Inc. Bradford-Taylor Clearinghouse, Inc. has been inactive from inception through July 31, 1995. Bradford-Taylor Clearinghouse, Inc. entered into a licensing agreement with Nico Electric, A.G. and/or overseas assignees on August 1, 1995 in exchange for 82.67% of the common stock of Bradford-Taylor Clearinghouse, Inc. The licensing agreement allows Bradford-Taylor Clearinghouse, Inc.'s use of Nico Electric, A.G. technology for alarms and security devices up to 6Mhz and 1Mv for commercial use only. This reduced the Company's ownership in Bradford-Taylor Clearinghouse, Inc. to 13.3%.

     On June 24, 1986, the Company issued 20,000,000 shares of its common stock to private investors for a total cash consideration of $20,000.

     In connection with a public offering in September 1986, the Company sold 5,500,000 shares of its common stock for $.05 per share. Expenses incurred in connection with the public offering of $62,458 were charged against additional paid in capital. Net proceeds from the offering were $212,542.

     Each share of common stock issued in connection with the public offering included one class A warrant and one class B warrant. The purchase warrants were exercisable over an eight month period ending May 18, 1987. Each redeemable warrant entitled the holder to purchase one share of common stock at a price of $.075 per share in the case of class A warrants and a price of $.10 per share of class B warrants.

     During the period ended May 31, 1987, 5,500,000 of class A warrants were exercised at $.075 per share for a total cash consideration of $412,500. On May 18, 1987, the class B warrants were extended for a six months period.

     In addition, in connection with the public offering 550,000 warrants were issued to the underwriter, which were exercised commencing September, 1987 at a price of $.055 per share or an

                GRAYSTONE FINANCIAL SERVICES, INC.

               NOTES TO AUDITED FINANCIAL STATEMENTS

                       MAY 31, 1996 AND 1985

NOTE 1 - ORGANIZATION - CONTINUED)

     aggregate of $30,250. The remaining 5,500,000 Class B warrants were exercised during the year ended May 31, 1988 for an aggregate of $550,000.

     On September 30, 1988, the Stock Purchase Agreement dated April 4, 1988 by and between the Company and Harp Investments, Inc., a privately held New Jersey corporation, was approved by the stockholders. The agreement provided for the Company to acquire 100% of the outstanding shares of capital stock of Graystone Nash, Incorporated, a New Jersey corporation engaged in securities brokerage, trading and research, investment banking activities and related financial services, and 70% of the outstanding shares of Outwater and Wells, Inc, (Graystone Nash owned 30% of the outstanding shares prior to the exchange), a New Jersey corporation engaged in providing a full range of securities clearance services to Graystone
     Nash, Incorporated, in exchange for 59,675,000 shares of the Company's common stock.

     Additionally, 11,475,000 shares of the Company's common stock was required to be returned to the Company by certain original shareholders. The transaction was handled as a reverse merger.

     On April 20, 1990, the National Association of Securities Dealers, Inc. censured Graystone Nash, Incorporated and its President, Thomas V. Ackerly. The Association fined Graystone Nash, Incorporated and Thomas V. Ackerly $1,325,000, jointly and severely, and expelled Graystone Nash, Incorporated from membership in the Association and barred Thomas V. Ackerly from association with a member of the Association. Thomas V. Ackerly is in the process of appealing this decision.

     Additionally, the Securities and Exchange Commission brought an action against Graystone Nash, Incorporated and Thomas V. Ackerly, its President, and on April 21, 1993 a judgment was entered against the Company and Thomas V. Ackerly in the amount of $60,565,581.00 plus interest beginning January 1, 1989. The action was appealed and on June 1, 1994, the judgment was reversed. Graystone Nash, Incorporated was not represented by counsel in the new review ordered and the judgment still stands against. Thomas V. Ackerly, acting as his own counsel, presented to the Court additional information to review. Upon review by the Court, on July 10, 1995, the judgment and pre-judgment interest was waived as to Thomas V. Ackerly. As a result of the above actions, the subsidiary Graystone Nash, Incorporated was forced to close and cease operations. Graystone Nash, Incorporated discontinued it's operations as of May 31, 1991, and the subsidiary was disposed of on July 31, 1994, the date the corporation was dissolved by the State of New Jersey.

                GRAYSTONE FINANCIAL SERVICES, INC.

               NOTES TO AUDITED FINANCIAL STATEMENTS

                       MAY 31, 1996 AND 1995

NOTE 1 - ORGANIZATION (CONTINUED)

     Also, the subsidiary Outwater and Wells, Inc., was forced to close and cease operations in accordance with the lockup rules of the SEC. Outwater and Wells, Inc. discontinued it's operations as of May 31, 1991, and the subsidiary was disposed of August 31, 1994, the date the corporation was dissolved by the State of New Jersey.

     On April 16, 1990, the shareholders approved a 50:1 reverse split of the Company's common stock. The reverse split reduced the authorized shares of common stock to 4,000,000. An additional 118 fractional shares were issued in connection with the reverse split.

     On June 8, 1995, the Company issued 2,294,000 shares of its common stock to its controlling stockholder for a total cash consideration of $75,000.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     A. Basis of Financial Statement Presentation

        The records of the Company (A Corporation) are maintained using the accrual method of accounting.

     B. Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and cash equivalents.

     C. Earnings or (Loss) Per Share

        Earnings or (loss) per share is computed using the weighted average number of shares of common stock outstanding.

NOTE 3 - PROPERTY AND EQUIPMENT

                                          May 31,          May 31,
                                          1996             1995

            Machinery and Equipment       25,002           25,002
            Furniture and Fixtures        16,929           16,929
                                          41,931           41,931
            Less Accumulated Depreciation 41,931           41,931

            Net Book Value                     0                0

        Expenditures for repairs and maintenance and minor renewal and betterments are charged to operations in the year incurred. Major renewals and betterments are capitalized. Depreciation is recorded under the straight line method, utilizing a 5 year estimated useful like.

                GRAYSTONE FINANCIAL SERVICES, INC.

               NOTES TO AUDITED FINANCIAL STATEMENTS

                       MAY 31, 1996 AND 1995
NOTE 3 - OTHER CURRENT ASSETS
                                      Number of   Cost     Market
                                       Shares              Value
        Trading Securities owned
          NJS Acquisitions Corp.      397,677        0   $2,087,804
          Reed Systems, Inc.           19,444                     0
          E Data Corp.                  5,000   46,187       48,125
          Great American Lumber Co.     8,695        0            0
          Classic International
           Entertainment, Inc.         20,630    9,554        9,036
          Ambase Corporation           10,000   18,200       20,200
          BNN Corporation               2,500        0       14,335
          Evans Environmental Corp.       700      240        1,203
          Money Market Funds               24       24           24
          Cash Account                              18           18

        Total                                            $2,180,735

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

        Receivables - Related Companies represent advances to Harp Investment, Inc., the controlling shareholder of the Company in the original amount of $37,200, dated March 31, 1995, with a current balance of $34,996 as of May 31, 1996, and Thomas V. Ackerly, President of the Company, in the amount of $115,000, dated January 1, 1991. The notes are payable on demand and include interest at the rate of 9% per annum. By agreement with the parties, interest will not begin to accrue on these notes till January 1, 1996.
        Other advances from related companies amounted to $46,327 at May 31, 1996.

NOTE 5 - OTHER MATTERS

        Effective February 1, 1996, the Company entered into a consulting agreement with Chapman Spire and Carson LLC to provide assistance in developing clients who are seeking access to public markets through the merger or acquisition of a public company or entry to trading markets through the introduction to financing institutions or broker/ dealers. The contract is for one year and the fee for services will be $108,000.