Form 10-Q
period 1996-08-31
GRAYSTONE FINANCIAL SERVICES INC
filed 1997-06-03
CIK 799020

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended August 31, 1996
Commission File Number 33-0878-A

GRAYSTONE FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in charter)

             Florida                                59 -2686448
(State or other jurisdiction of	   (I.R.S. Employer Identification Number)
incorporation or organization)

P. O. Box 615 ,  Glen Ridge, NJ 070028-0615
(Address of principal executive offices)

  201-746-7818
(Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         	     No       X

The number of shares of Common Stock outstanding as of August 31, 1996 was 3,999,118.

                                                            PART I
Item 1. Business

History and Organization

Graystone Financial Services, Inc. (The Company), formerly known as Capital Investment Development Corp. was incorporated under the laws of the State of Florida on June 24, 1986 with a authorized capital of 100,000,000 shares of common stock with a par value of $.0001. On October 10, 1988 the Company amended its Articles of Incorporation changing its name to Graystone Financial Services, Inc.

On March 16, 1987, the Company formed a wholly-owned subsidiary, Bradford-Taylor Clearinghouse, Inc. Bradford-Taylor Clearinghouse, Inc.
has been inactive from inception through July 31, 1995. Bradford-Taylor Clearinghouse, Inc. entered into a licensing agreement with Nico Electric, A.G. on August 1, 1995 in exchange for 11.3% of the common stock of Bradford-Taylor Clearinghouse, Inc. The licensing agreement allows Bradford-Taylor Clearinghouse, Inc.'s use of Nico Electric, A.G. technology for alarms and security devices up to 6 MHz and 1 MV for commercial use only. An additional 75.4% of the common stock of Bradford-Taylor Clearinghouse, Inc. was issued to complete the transaction. This reduces the Company's ownership in Bradford-Taylor Clearinghouse, Inc. to 13.3%.

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

On September 30, 1988, the Stock Purchase Agreement dated April 4, 1988 by and between the Company and Harp Investments, Inc., a privately held New Jersey corporation, was approved by the stockholders. The agreement provided for the Company to acquire 100% of the outstanding shares of capital stock of Graystone Nash, Incorporated and 70% of the outstanding shares of Outwater and Wells, Inc., (Graystone Nash owned 30% of the outstanding shares prior to the exchange), in exchange for 59,675,000 shares of the Company's common stock.

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

Additionally, the Securities and Exchange Commission brought an action against Graystone Nash, Incorporated and Thomas V. Ackerly, its President, and on April 21, 1993, a judgment was entered against the Company and Thomas V. Ackerly in the amount of $60,565,581.00 plus interest beginning January 1, 1989. The action was appealed and on June 1, 1994, the judgment was reversed. Graystone Nash, Incorporated was not represented by counsel in the new review ordered and the judgment still stands against it. Thomas V. Ackerly, acting as his own counsel, presented to the Court additional information to review. Upon review by the Court, on July 10, 1995, the judgment and pre-judgment interest was waived as to Thomas V. Ackerly.
As a result of the above actions, the subsidiary Graystone Nash, Incorporated was forced to close and cease operations.

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
HOLDERS

There were no matters submitted to the Shareholders of the Company during the three months period ended August 31, 1996.

PART II

Item 5.	 MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

The Company's common stock, $.0001 par value (Common Stock) has been traded in the over-the-counter market on a limited and sporadic basis since November 18, 1986. The last known high and low bid price was $1.75 as of August 31, 1988. As far as is know there has not been any high and low bid price for the three months period ended August 31, 1996 and 1995. The following table sets forth the high and low bid price of the Common Stock for the period indicated as quoted from the over-the-counter listing.

              Fiscal 1997            Low Bid     High Bid
              1st Quarter            Unknown   Unknown
              Fiscal 1996            Low Bid     High Bid
             1st Quarter             Unknown   Unknown
              2nd Quarter           Unknown   Unknown
              3rd Quarter            Unknown   Unknown
              4th Quarter            Unknown   Unknown

As of August 31, 1996 there were 6,061 shareholders of record of the Company's Common Stock.

Holders of common shares are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common shares have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future. Rather, the Company has determined to utilize any earnings in the expansion of its business.
Such policy is subject to change based on current industry and market conditions, as will as other factors beyond the control of the Company.


Item 6.	 SELECTED FINANCIAL DATA

The following selected financial data on the Company conveying the three months period ended August 31, 1996 and 1995, should be read in conjunction with the Financial Statements and related notes included in Item 8 of this Form 10-K. (See "Financial Statements and Notes Thereto.")

					        For Quarter Ended August 31,

                       		  	                    1996		           1995
Income Statement Data:

Revenues			$    27,000		$              0
 Other Income and (Loss)	$  (122,316)		$     17,937
Net Income (Loss)		$  (162,218)		$   (287010)
Net Income (Loss) per share	$       ( 0.04)		$      ( 0 .16)
Dividends per share                $              0		$              0
Weighted average shares outstanding:    3,999,118 	  3,999,118
Balance Sheet Data:
Total Assets			$ 2,176,225		$    187,315
Retained Earnings (Deficit)	$    830,349		$(1,146,174)
Stockholders Equity		$ 2,298,727		$     113,096


Item 7.	 MANAGEMENT'S DECISIONS AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of significant factors which have affected registrant's financial position and operations.

Overall Situation

On September 30, 1988, the Company entered into a stock purchase agreement dated April 4, 1988 with Harp Investments, Inc., a privately held New Jersey corporation. The agreement provided for the Company to acquire 100% of the outstanding shares of capital stock of Graystone Nash, Incorporated and 70% of the outstanding shares of Outwater and Wells, Inc. (Graystone Nash, Incorporated owned 30% of the outstanding shares prior to the exchange), in exchange for 59,675,000 shares of the Company's Common Stock.

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

Liquidity and Capital Resources

The Company has increased its assets principally by the increase in trading securities of stocks that had little or no value in the prior year and continues to have a very small amount of liabilities. It is the intent of Management to seek potential businesses in which to acquire through the issuance of the Company's common stock. In addition, to make private placement of common stock as a means of raising capital to propel the Company into new arenas of high earnings potential. Additional funding will be necessary in order to achieve these goals.

Item 8.	FINANCIAL STATEMENT AND SUPPLEMENTAL DATA

	The financial statements are attached hereto commencing on Page F-1:

	Audit report,  August 31, 1996 and 1995.
	Balance Sheet at  August 31, 1996 and 1995.
	Statements of Operations for the three months period ended
               August 31, 1996 and 1995.
	Notes to Financial Statements as of August 31, 1996 and 1995.

Item 9. CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10.	DIRECTORS  AND OFFICERS OF THE REGISTRANT

Name:		Age:		Position:			      Term:

Thomas V. Ackerly
 		48	President, and  Director   Sep 30, 1988 -  Present
Robert A. Spira
		45        Director                          Feb 1, 1996 - Present

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

During the three months period ended August 31, 1996, Thomas V. Ackerly received remuneration in the amount of $0. For the fiscal year ended May 31, 1995, no officer, director, employee, or affiliate of the Registrant received any remuneration. Moreover, for this period the Company has had no bonus, profit sharing plan, or other compensation plan in which the executive officers or director are participants. The Company's director received no fees for his services.

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

At August 31, 1996 and 1995, there were issued and outstanding common shares of the Company stock to beneficial owners and management, the Company's only class of voting securities. The Company has no knowledge of any arrangements which could affect the company.

The following table will identify, as of August 31, 1996, the number and percentage of outstanding shares of common stock owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director of the Company, and (iii) officers and directors of the Company as a group:

Name of  Beneficial Owner	Amount of Ownership  	Percent of Class

Harp Investments, Inc.                    3,362,500                          84%

Name of Beneficial Owner	Amount of  Ownership	Percent of Class

All Executive Officers/
Directors as a Group        3,362,500                                84%


Item 13.	CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Mr. Thomas V. Ackerly, President of the Company, has loaned money to and borrowed money from the Company. Currently, Mr. Ackerly has a demand note in the amount of $115,000, dated January 1, 1991, and includes interest at the rate of 9% per annum. By agreement between the parties, interest will not begin to accrue on this note till January 1, 1996.

Item 14.	SUBSEQUENT EVENTS

none

PART IV

Item 15.	Exhibits and Reports on Form 8-K

Exhibits:

Statement Name                                     Page No.

            Report of Independent
               Certified Public Accountant - - -  F-1
            Balance Sheet  - - - - - - - - - - - - -  F-2
            Statement of Income and Loss- - -  F-3
            Statement of Stockholders' Equity -F-4-F-7
            Statement of Cash Flows  - - - - - -  F-8-F9
            Notes To Financial Statements  - - -F-10-F13

Reports on Form 8-K:

  None

                                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this
report has been signed	below by the following person on behalf of the
Registrant and in capacities and on the dates indicated.

GRAYSTONE FINANCIAL SERVICES, INC.

 By: Thomas V. Ackerly, President and Director

Date

                       C O N T E N T S

     Independent Auditors' Report - - - - - - - - - - - - - F-1 Balance Sheets at August 31, 1996 and 1995 - - - F-2
     Statement of Operations for the Years Ended
       August 31, 1996 and 1995 - - - - - - - - - - - - - -  F-3
     Statement of Changes in  Stockholders' Equity from Inception through August 31, 1996- - - - - - - - - - - - - - - F-4 F-5
     Statement of Cash Flows for the Three Months Period Ended
                   August 31, 1996 and 1995 - - - - - - - - - F6 F-7
     Notes to Consolidated Financial Statements - - - - F-8 F-12


INDEPENDENT AUDITORS' REPORT


Board of Directors
Graystone Financial Services, Inc.
Glen Ridge, New Jersey

We have audited the accompanying balance sheet of Graystone Financial Services, Inc. as of August 31, 1996 and 1995 and the related statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.

An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graystone Financial Services, Inc. as of August 31, 1996 and 1995, in conformity with generally accepted accounting principles.

Clancy and Co., P.L.L.C.
Phoenix, Arizona
April 30, 1997
GRAYSTONE FINANCIAL SERVICES, INC.
BALANCE SHEET
AUGUST 31, 1996 AND 1995
ASSETS                               	AUGUST  31, 1996   	AUGUST   31, 1995
Current Assets
Cash 				$                 147	$         11,144
Accounts Receivable		 	   11,233		       0
Marketable Securities - Trading - Note 4    	2,001,608	23,187
Total Current Assets	2,012,988	34,331
Property and Equipment Net  - Note 3       	0	0
Other Assets
   Receivables - Related Companies - Note 5   161,562	152,984
Security Deposits                            1,175	      0
  Investment - Digital Acoustic Systems Inc. - Note 1      500     0
  Total Other Assets                   163,237	152,984

Total  Assets	                         $       2,176,225  $  187,315
                 LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
  Accounts Payable              	     	   6,550	 27,229
  Accounts Payable - Related Company - Note 5         33,066	 0
Total Current Liabilities               39,616	27,229
Stockholders' Equity
   Preferred Stock: No Par Value, Authorized 10,000,000
    Shares; Issued and Outstanding, NONE     0	 0
  Common Stock: Par Value $0.0001, Authorized 4,000,000;
    Issued and Outstanding, 3,999,118 Shares at August 31,
   1996 and August 31, 1995	         400	 	     400
  Additional paid in capita;       1,305,860	       1,305,860
  Deficit Accumulated During the Development Stage  830,349 (1,146,174)
  Total Stockholders' Equity	2,136,609	    160,086
Total Liabilities and Stockholders' Equity	$       2,176,225  $ 187,315













GRAYSTONE FINANCIAL SERVICES, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS PERIOD ENDED AUGUST 31, 1996
AND AUGUST 31, 1995 AND FROM  INCEPTION (JUNE 24, 1986)
THROUGH AUGUST 31, 1996
For the Three Months Period Ended August 31, 1996 (Col 1)
For the  Three Months Period Ended  August 31, 1995 (Col 2)
Deficit  Accumulated During The Development Stage (Col 3)
Revenues
   Consulting Income	$        27,000  	$              0	$         63,000
    Interest Income	                  0	                0	         232,031
Miscellaneous Income  	      0		    0	           45,049
Total Revenues		 27,000	    0 	         340,080
Expenses:  General and Administrative
				66,802	      45,947 	         612,238
  Total Expenses	         66,802 	      45,947 	         612,238

Operating Loss	$      (39,802)     $(45,947) 	$    (272,158)
Other Income and (Loss)
 Gain on Sale of Securities   50,202	 	0 	     59,646
Other Income - Judgment             0 		0 	     371,094
  Loss on Disposal of Discontinued Subsidiaries -
Graystone Nash, Incorporated And
       Outwater & Wells, Inc.        0        (5,250)	     (1,178,806)
Temporary Increase (Decrease) in  Marketable
       Securities                (172,573)	 23,187 	 1,843,305
Dividend Income      		   55 	         0 	       6,268
Total Other Income and (Loss)
			  (122,316)	17,937 	1,102,057
Net Income or Loss      (162,118)	(28,010)	830,349
Net Income or (Loss) Per Share of Common Stock
		    $          (0.04)          $  (0.16)     $         0.27

The accompanying notes are an integral part of these financial statements.

F-3


GRAYSTONE FINANCIAL SERVICES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (JUNE 24, 1986)
THROUGH AUGUST 31, 1996
Common Shares (Col 1)
Stock Amount  (Col 2)
Additional Paid In Capital (Col 3)
Loss Accumulated During the Development Stage (Col 4)
Total (Col 5)
Sale of shares for cash in
  private placement at $.001  20,000,000	$2,000		$18,000	$0	$20,000
Issuance of common stock
    public offering for cash
    (net  of expenses)           	 5,500,000 	550		211,992		212,542
Issuance of common stock
     in connection with the
     exercise of stock warrants	  5,500,000	 550		411,950		412,500
Net Loss for Year Ended
         May 31, 1987							 (29,350)    (29,350)
Balance - May 31, 1987        	31,000,000 	 3,100		 641,942   (29,350)	615,692
Issuance of common stock
   in connection with the
   exercise of stock warrants   6,050,000 	  605 	  579,645			580,250
Net loss  year  ended
    May 31, 1988							(55,625)    (55,625)
Balance - May 31, 1988	37,050,000 	$ 3,705  $1,221,587 	$(84,975) $1,140,317
Shares returned in
  connection with stock
  purchase agreement
 September 30, 1988 		(11,475,000)   (1,148)	   1,148		 	  0
Issuance of shares in
  connection with
  acquisition of
  Graystone/Nash, Inc. and
  Outwater and Wells, Inc.
 on September 30, 1988           59,675,000      5,968					5,968
Net loss year ended
   May 31, 1989							 (115,097)	 (115,097)
Balance - May 31, 1989	85,250,000	8,525 	1,222,735	(200,072)	1,031,188
50:1 reverse split on
  April 16, 1990         		 (83,545,000)	 (8,354) 8,354				 0
Fractional shares issued in
 connection with 50:1
 reverse split				118	      0					0
Net loss year ended
    May 31, 1990							 (24,240)  (24,240)
Balance - May 31, 1990	1,705,118 	171 	1,231,089	(224,312)	1,006,948
Net  income year ended
   May 31, 1991 							302,842         302,842
Balance - May 31, 1991       	1,705,118 	171 	1,231,089	78,530 	1,309,970
Net loss year ended
   May 31, 1992 							(13,256)     (13,256)
Balance - May 31, 1992	1,705,118 	171 	1,231,089	65,274 	1,296,534
Net loss year ended
  May 31, 1993		 	           	        	                	    (8,343)	  (8,343)
Balance - May 31, 1993	1,705,118 	171 	1,231,089	56,931 	1,288,191

Net income year ended   May 31, 1994 				(2,539)		(2,539)
Balance - May 31, 1994	1,705,118 	171 	1,231,089	54,392 	1,285,652
Net loss year ended   May 31, 1995 					(1,172,556)  (1,172,556)
Balance - May 31, 1995       	1,705,118 	171 	 1,231,089	(1,118,164)	113,096
Issuance of shares for cash,
   June 8, 1995			 2,294,000	 229 	 74,771			75,000
Net income year ended
   May 31, 1996				0 			2,110,631	 2,110,631
Balance - May 31, 1996	3,999,118 	400 	1,305,860	992,467 	2,298,727
Net loss three months
   period ended
  August 31, 1996 							(162,118)   (162,118)
Balance - August 31, 1996   	3,999,118  	400	1,305,860	830,349  	2,136,609
The accompanying notes are an integral part of these financial statements.

GRAYSTONE FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS PERIOD ENDED AUGUST 31, 1996
AND FOR THE YEAR ENDED MAY 31, 1996 AND FROM
INCEPTION (JUNE 24, 1996) THROUGH AUGUST 31, 1996
      .
For The  Three Months  Period Ended August 31, 1996 (Col 1)
For The Three Months Period Ended August 31,  1995 (Col 2)
From Inception Through August 31, 1996 (Col 3)

Cash Flows from Operating Activities
  Net Income or Loss		$  (162,118)	$   (28,010)	$   830,349
  Temporary (Increase) or Decrease in
    Marketable Securities 	172,573 	 (23,187)	 (1,843,305)
  Loss on Disposal of Subsidiaries
	                                  		0 	0 	1,209,756
Gain on Sale of Securities 	  50,202 		50,202
Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities
Depreciation                                   0	 	0 	41,931
 Changes in Operating Assets and Liabilities
   (Increase) or Decrease in Accounts Receivable
				(11,233)	0 	(11,233)
   (Increase) or Decrease in Security Deposits
                                    	 (1,175)	0 	(1,175)
   Increase or (Decrease) in Accounts Payable
			   	(116,241)   (11,876)	   6,550
   Total Adjustments	   	94,126      (35,063)	(547,274)
Net cash provided (used) by operating Activities
		           	   	(67,992)   (63,073)	  283,075
Cash Flows from Investing Activities
 Purchase of Office Equipment         	0 	0 	(41,931)
Advances to Subsidiaries                   	 0 	0 	(1,203,788)
Investment in Related Company       	0 	0 	(500)
Purchases of Marketable Securities (300,366) 0 	(399,091)
   Proceeds from Sales of Marketable Securities
				256,718          0	  256,718
Net cash flows from investing activities
				(43,648)	0 	(1,388,592)
Cash Flows From Financing Activities
Proceeds from sale of Common Stock
	                         	0 	75,000 	1,300,292
 Advances to and from Related Companies
	                                  	   (5,400)	(783)	(161,562)
  Advances to and from Related Company
                                            	(13,261)	          0	  (33,066)
Net Cash Provided by Financing Activities
				(18,661)	74,217 	1,105,664
Increase (Decrease) in Cash and Cash Equivalents
				(130,301)	  11,144 	            147
Cash and Cash Equivalents at Beginning of Period
					 130,448 	       0 	         0
Cash and Cash Equivalents at End of Period
					$147  		$11,444  $  147

Supplemental Information
Assets Purchased in Exchange for Common Stock
					$   0 		$ 0 	$    5,968
Cash Paid for:
  Interest				$   0      	$ 0      $ 121,310
 Income taxes				$   0 		$ 0	$     0


NOTE 1 - ORGANIZATION

Graystone Financial Services, Inc. (The Company), formerly known as Capital Investment Development Corp. was incorporated under the laws of the State of Florida on June 24, 1986 with an authorized capital of 100,000,000 shares with a par value of $.0001. On October 10, 1988 the Company amended its Articles of Incorporation changing its name to Graystone Financial Services, Inc.

On March 16, 1987, the Company formed a wholly-owned subsidiary, Bradford-Taylor Clearinghouse, Inc. Bradford-Taylor Clearinghouse, Inc. has been inactive from inception through July 31, 1995. Bradford-Taylor Clearinghouse, Inc. entered into a licensing agreement with Nico Electric, A.G. and/or overseas assignees on August 1, 1995 in exchange for 82.67% of the common stock of Bradford-Taylor Clearinghouse, Inc. The licensing agreement allows Bradford-Taylor Clearinghouse, Inc.'s use of Nico Electric, A.G. technology for alarms and security devices up to 6Mhz and 1Mv for commercial use only. This reduced the Company's ownership in Bradford-Taylor Clearinghouse, Inc. (now Digital Acoustic System Inc.) to 13.3%.

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

Each share of common stock issued in connection with the public offering included one class A warrant and one class B warrant. The purchase warrants were exercisable over an eighth month period ending May 18, 1987. Each redeemable warrant entitled the holder to purchase one share of common stock at a price of $.075 per share in the case of class A warrants and a price of $.10 per share of class B warrants.

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

On September 30, 1988, the Stock Purchase Agreement dated April 4,
1988 by and between the Company and Harp Investments, Inc., a privately held New Jersey corporation, was approved by the stockholders. The agreement provided for the Company to acquire 100% of the outstanding shares of capital stock of Graystone Nash, Incorporated, a New Jersey corporation engaged in securities brokerage, trading and research, investment banking activities and related financial services, and 70% of the outstanding shares of Outwater and Wells, Inc. (Graystone Nash owned 30% of the outstanding shares prior to the exchange), a New Jersey corporation engaged in providing a full range of securities clearance services to Graystone Nash, Incorporated, in exchange for 59,675,000 shares of the Company's common stock.

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

Additionally, the Securities and Exchange Commission brought an action against Graystone Nash, Incorporated and Thomas V. Ackerly, its President, and on April 21, 1993 a judgment was entered against the Company and Thomas V. Ackerly in the amount of $60,565,581 plus interest beginning January 1, 1989. The action was appealed and on June 1, 1994, the judgment was reversed. Graystone Nash, Incorporated was not represented by counsel in the new review ordered and the judgment still stands against it. Thomas V. Ackerly, acting as his own counsel, presented to the Court additional information to review. Upon review by the Court, on July 10, 1995, the judgment and pre-judgment interest was waived as to Thomas V. Ackerly. As a result of the above actions, the subsidiary Graystone Nash, Incorporated was forced to close and cease operations. Graystone Nash, Incorporated was forced to close and cease operations. Graystone Nash, Incorporated discontinued its operations as of May 31, 1991, and the subsidiary was disposed of on July 31, 1994, the date the corporation was dissolved by the State of New Jersey.

Also, the subsidiary Outwater and Wells, Inc., was forced to close and case operations in accordance with the lockup rules of the SEC.
  Outwater and Wells, Inc. discontinued its operations as of May 31, 1991, and the subsidiary was disposed of August 31, 1994, the date the corporation was dissolved by the State of New Jersey.

NOTE 1 - ORGANIZATION - (CONTINUED)



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

	C. Earnings or (Loss) Per Share

                Earnings or (loss) per share is computed using the weighted average number of shares of common stock outstanding.

NOTE 3 - PROPERTY AND EQUIPMENT


					August 31,		August 31,
					1996			1995

	Machinery and Equipment		25,002			25,002
	Furniture and Fixtures			16,929 		16,929
						41,931			41,931
	Less Accumulated Depreciation	41,931			41,931
	Net Book Value			        0			         0
           Expenditures for repairs and maintenance and minor renewal and betterments are charged to operations in the year incurred. Major
	 renewals and betterments are capitalized. Depreciation is recorded under the straight line method, utilizing a 5 year estimated useful life.

NOTE 4 - OTHER CURRENT ASSETS

The following is a summary of Trading Securities owned as of August 31, 1996:
        			                    Number of      Cost	Market
				   	Shares	                        Value
    Trading Securities owned
    NJS Acquisitions Corp.	     397,677   $         0      $2,087,804
    Reed Systems, Inc.		      19,444			    0
    E Data Corp.		       5,000      46,187  	       48,125
    Great American Lumber Co.      8,695	    0		    0
    Classic International
     Entertainment, Inc.		     20,630        9,554               9,036
    Ambase Corporation	  10,000      18,200	       20,200
    BNN Corporation		    2,500	    0	       14,33
    Evans Environmental Corp.       700	240	         1,203
    Money Market Funds	         24	  24                    24
    Cash Account 				  18                    18
      Total                                      $2,001,608

 The following is a summary of trading securities owned as of August 31, 1995:

ATC Capital Group Limited    61,832                0          $  23,187
Reed Systems, Inc.                  97,221                0                   0
Great American Lumber Co., Inc. 8,695             0                      0
           Total                                                 $  23,187

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

Receivables - Related Companies represent advances to Harp Investment, Inc., the controlling shareholder of the Company in the original amount of $37,200, dated March 31, 1995, with a balance of $46,562 and $37,200 as of August 31, 1996 and 1995. At August 31, 1995, Bradford Taylor Clearinghouse, Inc. had been advanced $784. Thomas V. Ackerly, President of the Company, is a note dated January 1, 1991 in the original amount of $115,000, with a balance of $115,000 as of August 31, 1996 and 1995. The notes are payable on demand and include interest at the rate of 9% per annum.By agreement with the parties, interest will not begin to accrue on these notes till January 1, 1996.

NOTE 5- OTHER MATTERS

Effective February 1, 1996, the Company entered into a consulting agreement with Chapman Spire and Carson LLC to provide assistance in developing clients who are seeking access to public markets through the merger or acquisition of a public company or entry to trading markets through the introduction to financing institutions or broker/dealers. The contract is for one year and the fee for services will be $108,000.