Form 10-Q
period 1996-11-30
GRAYSTONE FINANCIAL SERVICES INC
filed 1997-12-24
CIK 799020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended November 30, 1996

Commission File Number 33-0878-A



GRAYSTONE FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in charter)

Florida    		    	                       59 -2686448

(State or other jurisdiction of     (I.R.S. Employer
Identification Number)

incorporation or organization)



P. O. Box 615 ,  Glen Ridge, NJ 070028-0615

(Address of principal executive offices)

201-746-7818

(Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities
Exchange act

of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



Yes         	     No       X



The number of shares of Common Stock outstanding as of  November
30, 1996 was

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

for alarms a

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

by and between the ompany and Harp Investments, Inc., a privately held

New Jersey corporation, was approved by the stockholders.

The agreement provided for the Company to acquire 100% of the outstanding shares of capital stock of Graystone Nash, Incorporated and 70% of the outstanding shares of Outwater and Wells, Inc.,

Graystone Nash owned 30% of the outstanding shares prior to the exchange),

in exchange for 59,675,000 shares of the C



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

1994, the judgment was reversed. Graystone Nash, Incorporated was not represented by counsel in the new review ordered and the judgment still stands against it. Thom eview by the Court, on July 10, 1995, the judgment and pre-judgment interest was waived as to Thomas V. Ackerly.

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



On September 19, 1996, the Company incorporated G.S. Television

Productions, Inc. (The Corporation) in the State of Delaware. On
October 3,

1996, the Corporation received authority to do business in the State of

New Jersey. The Corporation is a wholly owned subsidiary of the Company and has been inactive since its date of inception.



Item 2.	 PROPERTIES



Corporate Offices



The Company presently maintains its executive offices at 39
Lackawanna

Plaza, Room 8, Bloomfield, NJ 07003. The Company's office space consists of approximately 500 square feet, on a month to month basis, at the rate of $1,000 per month. There is no written agreement.



Item 3.	 LEGAL PROCEEDINGS



None



Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



There were no matters submitted to the Shareholders of the Company during the three months period ended November 30, 1996.



PART II



Item 5.	 MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED	STOCKHOLDER MATTERS



The Company's common stock, $.0001 par value (Common Stock) has been traded in the over-the-counter market on a limited and sporadic basis since November 18, 1986. The last known high and low bid price was $1.75 as of August 31, 1988. As far as is known there has not been any high and low bid price for the three months period ended November 30, 1996 and 1995.

The following table sets forth the high and low bid price of the Common

Stock for the period indicated as quoted from the over-the-counter listing.



              Fiscal 1997                          Low Bid
  High Bid



              1st Quarter                          Unknown
  Unknown

              2nd Quarter                         Unknown
  Unknown



               Fiscal 1996                         Low Bid
  High Bid



              1st Quarter                         Unknown
  Unknown

              2nd Quarter                       Unknown
  Unknown

              3rd Quarter                        Unknown
  Unknown

              4th Quarter                        Unknown
  Unknown



As of November 30, 1996 there were 6,061 shareholders of record of the

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



The following selected financial data on the Company conveying the three months period ended November 30, 1996 and 1995, should be read in conjunction with the Financial Statements and related notes included in

Item 8 of this Form 10-Q. (See "Financial Statements and Notes
Thereto.")



For Quarter Ended November 30,



                  	                    1996		           1995


Income Statement Data:



Revenues	                 			  	  $    81,555    $           0



Other Income and (Loss)          $   (15,777)      $       5,250


  Net Income (Loss)	 	 $     13,520                   $
(25,227)



Net Income (Loss) per share		             $          NIL
     $           NIL

Dividends per share                               	 $
 0	              $              0

Weighted average shares outstanding:               3,999,118
             3,999,118

Balance Sheet Data:

Total Assets                                                   $
2,189,302                  $    234,746

Retained Earnings (Deficit)	                        $    843,869
                $(1,175,783)

Stockholders Equity			    	$ 2,150,129                  $
130,477



Item 7.	 MANAGEMENT'S DECISIONS AND ANALYSIS OF FINANCIAL

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



	The financial statements are attached hereto commencing on Page
F-1:



	Audit report,  November 30, 1996 and 1995.

	Consolidated Balance Sheet at  November 30, 1996 and 1995.

	Consolidated Statements of Operations for the three months period and the six months periods ended November 30, 1996 and 1995.

	Consolidated Statement of Changes in Stockholders' Equity from

               Inception through November 30, 1996

            Consolidated Statement of Cash Flows for the six months period ended

               November 30, 1996 and 1995

            Notes to Financial Statements as of November 30,
1996 and 1995.



Item 9. CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE



None



PART III



Item 10.	DIRECTORS  AND OFFICERS OF THE REGISTRANT



Name:				Age:		Position:			      Term:



Thomas V. Ackerly                 48                  President,
and               September 30, 1988


Director                                   Present



Robert A. Spira                       45
Director                         February 1, 1996


                                                Present



Joseph Ben-Dak                      40                  Director
                       September 26, 1996


                                                 Present



Mr. Thomas V. Ackerly, was elected to the Board of Directors on September 30, 1988 at which time he was appointed as President. Mr. Ackerly held the same offices in Bradford-Taylor Clearinghouse, Inc., a subsidiary of the Graystone Financial Services, Inc. until July 31, 1995. Mr. Ackerly holds the same offices in Harp Investments, Inc., the controlling shareholder of Graystone Financial Services, Inc and G.S. Television Productions, Inc. He currently devotes a substantial amount of his time to the Company's business. Mr. Robert A. Spira was appointed as a Director on February 1, 1996. Mr. Joseph Ben-Dak was appointed as a Director on September 26, 1996.



Item 11.	EXECUTIVE COMPENSATION



During the three months period ended November 30, 1996, Thomas
V. Ackerly received remuneration in the amount of $0. For the fiscal year ended May 31, 1996, no officer, director, employee, or affiliate of the Registrant received any remuneration. Moreover, for this period the Company has had no bonus, profit sharing plan, or other compensation plan in which the executive officers or director are participants. The Company's directors receive no fees for their services.





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



At November 30, 1996 and 1995, there were issued and outstanding common shares of the Company stock to beneficial owners and management, the Company's only class of voting securities. The Company has no knowledge of any arrangements which could affect the company.



The following table will identify, as of November 30, 1996, the number and percentage of outstanding shares of common stock owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director of the Company, and (iii) officers and directors of the Company as a group:



Name of  Beneficial Owner			Amount of Ownership  	Percent of
Class



Harp Investments, Inc.
3,362,500                               84%







Name of Beneficial Owner			Amount of  Ownership	Percent of Class



All Executive Officers/Directors as a Group        3,362,500
                          84%



Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



Mr. Thomas V. Ackerly, President of the Company, has loaned money to and borrowed money from the Company. Currently, Mr. Ackerly has a demand note in the amount of $115,000, dated January 1, 1991, with a current balance at November 30, 1996 of $117,900, and includes interest at the rate of 9% per annum. By agreement between the parties, interest will not begin to accrue on this note till January 1, 1996.



Item 14.	SUBSEQUENT EVENTS



                                    none





PART IV



Item 15.	Exhibits and Reports on Form 8-K



	Exhibits:



	  Statement Name
                         Page No.



       Report of Independent Certified Public Accountant - - - -
- - - -  F-1

       Consolidated Balance Sheet - - - - - - - - - - - - - - -
- - - - - - - -    F-2 F-3

       Consolidated Statement of Income and Loss- - - - - - - -
- - - - -  F-4 F-5
Consolidated Statement of Stockholders' Equity- - - - - - - - -
-   F-6 F-7                                      Consolidated
Statement of Cash Flows  - - - - - - - - - - - - - - - -    F-8
F9

       Notes To Financial Statements - - - - - - - - - - - - - -
- - - - - - - -   F-10 F14





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

By: Thomas V. Ackerly, President and Director


Date







C O N T E N T S











               Independent Auditors' Report - - - - - - - - - -
- - - - - - - - - - - - - - - - - - -  F-1



               Consolidated Balance Sheets at November 30, 1996
and 1995-- - - - - - - -  F-2 F-3



               Consolidated Statement of Operations for the Three months and

                    Six Months Periods Ended November 30, 1996
and 1995  - - - - - - - - -  F-4 F-5



               Consolidated Statement of Changes in
Stockholders' Equity from

                   Inception through November 30, 1996 - - - - -
- - - - - - - - - - - - - - - - -  F-6 F-7



              Consolidated Statement of Cash Flows for the Six
Months Period Ended

                   November 30, 1996 and 1995- - - - - - - - - -
- - - - - - - - - - - - - - - -- - -  F8 F-9



              Notes to Consolidated Financial Statements - - - -
- - - - - - - - - - - - - - - - - F-10 F-14













INDEPENDENT AUDITORS' REPORT



Board of Directors

Graystone Financial Services, Inc.

Glen Ridge, New Jersey



We have audited the accompanying consolidated balance sheet of Graystone Financial Services, Inc. as of November 30, 1996 and 1995 and the related consolidated statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.



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



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graystone Financial Services, Inc. as of November 30, 1996 and 1995, in conformity with generally accepted accounting principles.







Clancy and Co., P.L.L.C.

Phoenix, Arizona

June 20, 1997

GRAYSTONE FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEET

ASSETS

				NOVEMBER    30, 1996   	NOVEMBER   30, 1995

Current Assets

Cash                                          	$
18,059	$        61,359

Accounts Receivable                                  	11,429			0

Marketable Securities - Trading - Note 4       1,987,356
 23,187

Total Current Assets				2,016,844	84,546

Property and Equipment Net  - Note 3                     	0		0

Other Assets

   Receivables - Related Companies - Note 5 	  170,062	150,200

Security Deposits
1,175		0

Organization Costs
 721	0

   Investment - Digital Acoustic Systems Inc. - Note 1
500	           0

  Total Other Assets				172,458	150,200

Total  Assets				$       2,189,302         	$       234,746

GRAYSTONE FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEET

 LIABILITIES AND STOCKHOLDERS EQUITY

				NOVEMBER 30, 1996     NOVEMBER  30, 1995

Current Liabilities

  Accounts Payable         				$	 7,272	      $    6,053

  Accounts Payable - Related Company - Note 5       		31,901
98,216

Total Current Liabilities
    		39,173		104,269

Stockholders' Equity

Preferred Stock: No Par Value, Authorized 10,000,000

         Shares; Issued and Outstanding, NONE       		 0		 0

Common Stock: Par Value $0.0001, Authorized 4,000,000;

         Issued and Outstanding, 3,999,118 Shares at November 30,

        1996 and November 30, 1995			    	  400	          400

Additional Paid in Capital					1,305,860	  1,305,860

Deficit Accumulated During the Development Stage
843,869	(1,175,783)

Total Stockholders' Equity					2,150,129	    130,477



Total Liabilities and Stockholders' Equity			$  2,189,302  	$
234,746

CONSOLIDTED STATEMENT OF OPERATIONS



For the  Three  Months Period Ended November 30, 1996

For the Three Months Period Ended  November 30, 1995

For the Six Months Period Ended November 30, 1996

For the  Six Months Period Ended  November 30, 1995

Deficit  Accumulated During The Development Stage

Revenues


   Consulting Income	$       81,155 	$                0 	$
108,155 	$             0	$       171,155

   Interest Income		0 		      0        	    0	               0
       232,031

Miscellaneous Income            0 	     	      0 	       	    0
	      	   0	         45,049

Total Revenues              81,155 		      0 	       108,155
0       	         448,235

Expenses

  General and

    Administrative	 51,858 	30,477 	 118,660 	  75,556 	 730,896

  Total Expenses	51,858 	30,477 	118,660 	 75,556 	730,896



Operating Loss	29,297 	(30,477)	$ (10,505)   (75,556)$
(282,661)



Other Income and (Loss)

  Gain or (Loss) on Sale of

  Securities              (47,321)		 0 		 2,881	 	 0 	 225,643

Other Income - Judgment      	0 	0 	371,094

Loss on Disposal of

 Discontinued

  Subsidiaries -

 Graystone Nash,

 Incorporated And

Outwater & Wells, Inc.   	  0 	  5,250 	   0 	  (5,250)
(1,178,806)

Temporary Increase

(Decrease) in

 Marketable

 Securities        	   31,541 	  0 	   (141,032)	   23,187
1,702,273

Dividend Income                 3 	    	    0 	          58
     0 	      6,326

Total Other Income and

       (Loss)                	 (15,777)	   5,250 	 (138,093)
17,937 	 1,126,530



Net Income or Loss  	$       13,520 	$     (25,227) 	$
(148,598) 	$  (57,619)	$    843,869



Net Income or (Loss)

Per Share of Common Stock  	$   NIL $        NIL  	$    (0.04)
   	$      (0.01)  	$        0.17

STATEMENT OF STOCKHOLERS EQUITY



 1. Common Shares

2.  Stock Amount

3.  Additional Paid In Capital

4.  Loss Accumulated During the Development Stage

5.  Total

  					1   	  2	   3		4		5

Sale of shares for cash in

private placement at $.001	20,000,000   $2,000	$18,000 $
	 $       20,000

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

Issuance of common stock

 in connection with the

 exercise of stock warrants  	  6,050,000 	  605 	  579,645
        580,250

Net loss  year  ended

May 31, 1988
(55,625)       	(55,625) Balance - May 31, 1988	37,050,000
$3,705  $1,221,587    	$(84,975)    $1,140,317   Shares returned
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
          0

STATEMENT OF STOCKHOLERS EQUITY



1. Common Shares

2.  Stock Amount

3.  Additional Paid In Capital

4.  Loss Accumulated During the Development Stage

5.  Total



    					1   	  2	   3		4		5

Fractional shares issued in

 connection with 50:1

 reverse split	                                   118 	  $  0
 $                 	 $        	          $       0

Net loss year ended

May 31, 1990
(24,240)	    (24,240)

Balance - May 31, 1990	1,705,118
	171	1,231,089	(224,312)	1,006,948

Net  income year ended

May 31, 1991
           	 302,842 	 302,842

Balance - May 31, 1991       	1,705,118 	171 	1,231,089	78,530
       1,309,970

Net loss year ended

May 31, 1992
       	          (13,256)	(13,256)

Balance - May 31, 1992	1,705,118 	171 	1,231,089	65,274
 1,296,534

Net loss year ended

May 31, 1993
(8,343)        (8,343)

Balance - May 31, 1993	1,705,118 	171 	1,231,089	56,931
1,288,191

Net income year ended

May 31, 1994
(2,539)    (2,539)

Balance - May 31, 1994	1,705,118 	171 	1,231,089	54,392
1,285,652

Net loss year ended

May 31, 1995
		   (1,172,556)	 (1,172,556)

Balance - May 31, 1995       	1,705,118 	171
	1,231,089	(1,118,164)	113,096

Issuance of shares for cash,

June 8, 1995                       	 2,294,000	 229 	 74,771
 		 75,000

Net income year ended

May 31, 1996                     			   0
2,110,631	2,110,631  Balance - May 31, 1996        	3,999,118
	400 	1,305,860	992,467	2,298,727

Net loss six months

period ended

November 30, 1996
     	             (148,598)	 (148,598)  Balance-November 30,
1996   3,999,118   	$ 400 	$ 1,305,860      843,869 	$ 2,150,129

STATEMENT OF CASH FLOWS



1.  For The  Six Months  Period Ended November 30, 1996

2.  For The Six Months Period Ended November 30, 1995

3.  From Inception Through November  30, 1996



Cash Flows from Operating Activities

  Net Income or Loss			$  (148,598)	$   (28,010)	$   843,869

  Temporary (Increase) or Decrease in

   Marketable Securities          	 141,032
(23,187)	(1,702,273)

  Loss on Disposal of Subsidiaries               	0 	0
		1,095,336

Gain on Sale of Securities                              	2,881
		225,643

Adjustments to Reconcile Net Income

to Net Cash Provided by Operating Activities

Depreciation                                              	 0 	0
		41,931

Changes in Operating Assets and Liabilities

(Increase) Decrease in Accounts Receivable  	(11,429)	0 	(11,429)

   (Increase) Decrease in Security Deposits   	 (1,175)	0
	(1,175)

(Increase) Decrease in Organization Costs 	(721)		(721)

   Increase  (Decrease) in Accounts Payable
(115,520)	(11,876)	     7,271

   Total Adjustments	   			15,068 	(35,063)	(345,417)

Net cash provided (used) by operating Activities
(133,530)	   (63,073)	  498,452



Cash Flows from Investing Activities



Purchase of Office Equipment
	0 	0 	(41,931)

Advances to Subsidiaries
    	 0 	0 	(1,203,788)

Investment in Related Company  			 	0 	0 	(500)

Purchases of Marketable Securities        		(229,298)	0
	(675,070)

   Proceeds from Sales of Marketable Securities	278,765
0	  278,765

Net cash flows from investing activities		49,467 	0 	(1,642,524)

Cash Flows From Financing Activities

Proceeds from sale of Common Stock
	0	75,000 	1,300,292

  Advances to and from Related Companies
(14,426)		(783)	31,901

  Advances to and from Related Company            	(13,900)
   0	  (170,062)

Net Cash Provided by Financing Activities		(28,326)	74,217
1,162,131

Increase (Decrease) in Cash and Cash Equivalents	    (112,389)
11,144        18,059

Cash and Cash Equivalents at Beginning of Period	 130,448
0 	         0

Cash and Cash Equivalents at End of Period	 $     18,059    	$
  11,444     	$     18,059

Supplemental Information

Assets Purchased in Exchange for Common Stock      $         0
$           0 		$  5,968

Cash Paid for:

  Interest					$               0      	$              0   	$
121,310

 Income taxes					$               0       $              0
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

NOTE 1 - ORGANIZATION - (CONTINUED)



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



On September 19, 1996, the Company incorporated G. S. Television Productions, Inc. (The Corporation) in the State of Delaware. On October 3, 1996, the Corporation received authority to do business in the State of New Jersey. The Corporation is a wholly owned subsidiary of the Company and has been inactive since its date of incorporation.



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



            C. Principles of Consolidation



                 The accompanying consolidated financial
statements include the accounts of the
Company and its wholly owned subsidiary, G.S. Television
Productions, Inc. (Inactive                  since its date of
incorporation September 19, 1996). Intercompany transactions and balances have been eliminated in
consolidation.



	D. Earnings or (Loss) Per Share



                Earnings or (loss) per share is computed using
the weighted average number of shares                   of
common stock outstanding.











NOTE 3 - PROPERTY AND EQUIPMENT

								November 30,		November 30,

								1996			1995



		Machinery and Equipment		         $	25,002		          $ 25,002

		Furniture and Fixtures				16,929 		16,929

								41,931			41,931

		Less Accumulated Depreciation		41,931			41,931



		Net Book Value	                                  $         0
        $         0



            Expenditures for repairs and maintenance and minor
renewal and betterments are charged             to operations in
the year incurred.  Major renewals and betterments are
capitalized.                        Depreciation is recorded
under the straight line method, utilizing a 5 year estimated useful life.



NOTE 4 - OTHER CURRENT ASSETS



               The following is a summary of Trading Securities owned as of November 30, 1996:



                           			                    Number
of	Cost	   Market								           Shares
     Value



            Trading Securities owned

	    NJS Acquisitions Corp.	                        374,377   $
      0      $ 1,965,479

	    Reed Systems, Inc.				  19,444			    0

	    Great American Lumber Co.		    8,695	    0		    0

    Strategies USA, Inc.
100,000     21,875             21,875

    Cash Account 						    2                      2



             Total
                                                $1,987,356




             The following is a summary of trading securities owned as of November 30, 1995:



             ATC Capital Group Limited
61,832                0          $  23,187

             Reed Systems, Inc.
     97,221                0                      0

             Great American Lumber Co., Inc.
8,695                0                      0



             Total
                                                     $  23,187



NOTE 5 - TRANSACTIONS WITH RELATED PARTIES



Receivables - Related Companies represent advances to Harp
Investment, Inc., the                        controlling
shareholder of the Company in the original amount of $37,200,
dated March                31, 1995, with a balance of $39,496
and $37,200 as of November 30, 1996 and 1995.
Thomas V. Ackerly,  President of the Company, is a note dated
January 1, 1991 in the                  original amount of
$115,000, with a balance of $115,000 and $117,900 as of November
              30, 1996 and 1995. The notes are payable on demand
and include interest at the rate of                  9% per
annum. By  agreement with the parties, interest will not begin
to accrue on these               notes till January 1, 1996.
Interest is accrued on the above in the amount of $6,166 as of
             November 30, 1996. Additionally, the Company has
advanced $6,500 to Kali Trading                  Co., a related
company.





NOTE 6- OTHER MATTERS



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