Form 10-Q
period 1997-02-28
GRAYSTONE FINANCIAL SERVICES INC
filed 1997-12-24
CIK 799020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549





FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended February 28, 1997 		Commission File Number
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



The number of shares of Common Stock outstanding as of  February
28, 1997 was 3,999,118.

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



	None



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



There were no matters submitted to the Shareholders of the Company during the three months period ended February 28, 1997.



PART II



Item 5.	 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

		STOCKHOLDER MATTERS



The Company's common stock, $.0001 par value (Common Stock) has been traded in the over-the-counter market on a limited and sporadic basis since November 18, 1986. The last known high and low bid price was $1.75 as of August 31, 1988. As far as is known there has not been any high and low bid price for the three months period ended February 28, 1997 and February 29, 1996. The following table sets forth the high and low bid price of the Common Stock for the period indicated as quoted from the over-the-counter listing.



              Fiscal 1997                          Low Bid
                    High Bid



              1st Quarter                          Unknown
                  Unknown

              2nd Quarter                         Unknown
                 Unknown

              3rd Quarter                          Unknown
                  Unknown



               Fiscal 1996                         Low Bid
                    High Bid



              1st Quarter                         Unknown
                  Unknown

              2nd Quarter                       Unknown
                Unknown

              3rd Quarter                        Unknown
                 Unknown

              4th Quarter                        Unknown
                 Unknown

As of February 28, 1997 there were 6,061 shareholders of record of the Company's Common Stock.



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



The following selected financial data on the Company conveying the three months period ended February 28, 1997 and February 28, 1996, should be read in conjunction with the Financial
Statements and related notes included in Item 8 of this Form
10-Q. (See "Financial Statements and Notes Thereto.")

						        For Quarter Ended February 28,



                                  		  	                   1997
          1996

Income Statement Data:



Revenues				  	  $            0                   $      23,443



Other Income and (Loss)                                 $
136,110                  $     452,121





Net Income (Loss)				 $     53,685                   $   359,465


Net Income (Loss) per share		             $         0.01
     $           NIL                        Dividends per share
                            	 $              0	              $
          0

Weighted average shares outstanding:               3,999,118
             3,999,118



Balance Sheet Data:

Total Assets                                                   $
2,396,977                  $    359,475

Retained Earnings (Deficit)	                        $    897,554
                $   (758,689)



Stockholders Equity			    	$ 2,203,814                  $
547,571

Item 7.	 MANAGEMENT'S DECISIONS AND ANALYSIS OF FINANCIAL

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



	The financial statements are attached hereto commencing on Page
F-1:



	Audit report,  February 28, 1997 and February 29, 1996.

	Consolidated Balance Sheet at  February 28, 1997 and February
29, 1996.

	Consolidated Statements of Operations for the three months period and the nine months periods ended February 28, 1997 and February 29, 1996.

	Consolidated Statement of Changes in Stockholders' Equity from

               Inception through February 28, 1997.

            Consolidated Statement of Cash Flows for the nine months period ended

               February 28, 1997 and February 29, 1996.

            Notes to Financial Statements as of February 28,
1997 and February 29, 1996.



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



During the three months period ended February 28, 1997, Thomas
V. Ackerly received remuneration in the amount of $9,000. For the fiscal year ended May 31, 1996 and the six months period ended November 30, 1996, no officer, director, employee, or affiliate of the Registrant received any remuneration. Moreover, for these periods the Company has had no bonus, profit sharing plan, or other compensation plan in which the executive officers or director are participants. The Company's directors receive no fees for their services.





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



At February 28, 1997 and February 29, 1996, there were issued and outstanding common shares of the Company stock to beneficial owners and management, the Company's only class of voting securities. The Company has no knowledge of any arrangements which could affect the company.

The following table will identify, as of February 28, 1997 and February 29, 1996, the number and percentage of outstanding shares of common stock owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director of the Company, and
(iii) officers and directors of the Company as a group:



Name of  Beneficial Owner			Amount of Ownership  	Percent of
Class



Harp Investments, Inc.
3,362,500                               84%







Name of Beneficial Owner			Amount of  Ownership	Percent of Class



All Executive Officers/Directors as a Group        3,362,500
                          84%



Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



Mr. Thomas V. Ackerly, President of the Company, has loaned money to and borrowed money from the Company. Currently, Mr. Ackerly has a demand note in the amount of $115,000, dated January 1, 1991, with a current balance at February 28, 1997 of $117,963, and includes interest at the rate of 9% per annum. By agreement between the parties, interest will not begin to accrue on this note till January 1, 1996.



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












By: Thomas V. Ackerly, President and Director










Date





C O N T E N T S











                Independent Auditors' Report - - - - - - - - - -
- - - - - - - - - - - - - - - - - -  F-1



               Consolidated Balance Sheets at February 28, 1997 and

                      February 29, 1996- - - - - - - - - - - - -
- - - - - - - - - - - - - - - - - - - -   F-2 F-3



               Consolidated Statement of Operations for the Three months and

                    Nine Months Periods Ended February 28, 1997 and

                    February 29, 1997- - - - - - - - - - - - - -
- - - - - - - - - - - - - - - - - - - -  F-4 F-5



               Consolidated Statement of Changes in
Stockholders' Equity from

                   Inception through February 29, 1997  - - - -
- - - - - - - - - - - - - - - - -  F-6 F-7



              Consolidated Statement of Cash Flows for the Six
Months Period Ended

                   February 28, 1997 and February 29, 1996- - -
- - - - - - - - - - - - -- - -  F8 F-9



              Notes to Consolidated Financial Statements - - - -
- - - - - - - - - - - - - - -  F-10 F-14

INDEPENDENT AUDITORS' REPORT



Board of Directors

Graystone Financial Services, Inc.

Glen Ridge, New Jersey



We have audited the accompanying consolidated balance sheet of Graystone Financial Services, Inc. as of February 28, 1997 and February 29, 1996 and the related consolidated statement of operations, stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.



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



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graystone Financial Services, Inc. as of February 28, 1997 and February 29, 1996, in conformity with generally accepted accounting principles.







Clancy and Co., P.L.L.C.

Phoenix, Arizona

June 20, 1997

BALANACE SHEET

ASSETS

				FEBRUARY   28, 1997     	 FEBRUARY  29, 1996

Current Assets

Cash                                                       	$
             295	$       20,669

Accounts Receivable
	11,568			0

Marketable Securities - Trading - Note 4       	2,203,653	525,371

Total Current Assets					2,215,516	546,040

Property and Equipment Net  - Note 3                       	0	0

Other Assets

   Receivables - Related Companies - Note 5 		179,065	180,800

Security Deposits
     	1,175		0

Organization Costs
	721		0

   Investment - Digital Acoustic Systems Inc. - Note 1      500
  0

  Total Other Assets					181,461	180,800

Total  Assets				$       2,396,977        	$       726,840



LIABILITIES AND STOCKHOLDERS	EQUITY

				FEBRUARY    28, 1997     	 FEBRUARY  29, 1996

Current Liabilities

  Accounts Payable           			$              6,550	$
6,053

  Accounts Payable - Related Company - Note 5         	31,613
  173,216

Notes Payable
 	155,000         0

Total Current Liabilities
   	193,163	179,269

Stockholders' Equity

Preferred Stock: No Par Value, Authorized 10,000,000

      Shares; Issued and Outstanding, NONE
        	 0	 0

  Common Stock: Par Value $0.0001, Authorized 4,000,000;

   Issued and Outstanding, 3,999,118

Shares at February 28,

       1997 and February 29, 1996	   			   400	  400

  Additional paid in capital					1,305,860	  1,305,860

  Deficit Accumulated During the Development Stage
897,554	(758,689)

  Total Stockholders' Equity					2,203,814	    547,571



Total Liabilities and Stockholders' Equity	$       2,396,977
   	$        726,840

COLUMN

1	For the  Three  Months Period Ended February  28, 1997

2	For the Three Months Period Ended  February  29, 1996

3	For the  Nine Months Period Ended February  28, 1997

4	For the  Nine Months Period Ended  February 29, 1996

5	Deficit  Accumulated During The Development Stage

Revenues


   Consulting Income	$                0 	$       23,443 	$
113,733 	$    23,443	$       176,733

    Interest Income			0 	0 	                   0
0	        232,031

Miscellaneous Income

	      			   0 	         0 	           0 	         0 	  45,049

Total Revenues               	 0 	23,443 	113,733 	23,443
	453,813

Expenses

  General and

   Administrative	 82,425       40,533 	 201,034 	  116,089
813,320

  Total Expenses	82,425 	40,533 	201,034 	116,089 	813,320



Operating Loss	(82,425)	(17,090)	$      (91,317)    $
(92,646)	(359,507)

Other Income and (Loss)


  Gain or (Loss) on Sale of

Securities                  	  90,051	 0 	 92,932 	 0 	 315,694

Other Income - Judgment        			0 	0 	371,094

Loss on Disposal of

Discontinued

Subsidiaries -

 Graystone Nash,

Incorporated And

Outwater & Wells, Inc.                   	  0 	  0 	   0
(5,250)	   (1,178,806)

Temporary Increase

(Decrease) in

Marketable

Securities         	   38,257	 434,184 	   (102,775)	   457,371
	   1,740,530

Interest Income                 	7,800	0 	7,800 	0 	7,800

Dividend Income                      2 	        0 	          60
	           0 	     6,328

Total Other Income and

(Loss)                  	 136,110	   434,184 	 (1,983)	 452,121
	 1,262,640

	          	$       53,685   	$     417,094 	$  (89,334)
359,475 	$         903,133

Net Income or (Loss) Per Share of Common Stock

	$          0.01 	$           0.10   	$          (0.02)       	$
      0.09    	$              0.23

COLUMN

1	Common Shares

2	Stock Amount

3	Additional Paid In Capital

4	Loss Accumulated During the Development Stage

 5	Total

Sale of shares for cash in

private placement at $.001

		20,000,000 $       2,000$     18,000	 $       	 $       20,000

Issuance of common stock

public offering for cash

(net of expenses) 	  5,500,000 	  550	 211,992       212,542


Issuance of common stock

 in connection with the

exercise of stock warrants   	  5,500,000 	  550 	  411,950
412,500

Net Loss for Year Ended

May 31, 1987
(29,350)	          (29,350)

Balance - May 31, 1987

	31,000,000 	 3,100 	641,942	(29,350)	       615,692

Issuance of common stock

in connection with the

exercise of stock warrants  	  6,050,000 	  605 	  579,645
  580,250

Net loss  year  ended

May 31, 1988	       	            	              	 (55,625)
                  (55,625)

Balance - May 31, 1988

	37,050,000 	$       3,705  	$ 1,221,587    	$       (84,975)
    	$  1,140,317

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

Net loss nine months

period ended

February 28, 1997
(94,913)	   (94,913)

Balance- February 28, 1997

	3,999,118  	$          400 	$ 1,305,860 	$      897,554  	$
2,203,814

For The Year Ended May 31, 1997

For The  Year Ended May 31, 1996

For The Year Ended May 31, 1995

From Inception Through May 31, 1997

Cash Flows from Operating Activities

Net Income or Loss			$     2,110,631	$ (1,172,556) 	$    897,554

Temporary (Increase) or Decrease in


Marketable Securities          		 (2,015,878) 	 0	1,740,530)

Loss on Disposal of Subsidiaries               	0 	0 	1,095,336

Gain on Sale of Securities                         	0 	0 	0
	315,694

Adjustments to Reconcile Net Income              to Net Cash
Provided by Operating               Activities


    Depreciation                                 	0 	 0 	0
	41,931

 Changes in Operating Assets and Liabilities



   (Increase) Decrease in Accounts Receivable

                                                    		(6,166)	0
	(11,569)

   (Increase) Decrease in Security Deposits    	0 	  0 	(1,175)

   (Increase) Decrease in Organization Costs   	0 		(721)

   Increase  (Decrease) in Accounts Payable   	(83,687)
 0 	     6,550

   Total Adjustments		   77,521 	            0 	(294,484)

 Net cash provided (used) by operating

Activities         		    172,274 	    0 	   600,070



Cash Flows from Investing Activities



   Purchase of Office Equipment
  		0 	0 	(41,931)

   Advances to Subsidiaries
      		 0 	0 	(1,203,788)

   Investment in Related Company

		(500)	0 	(500)

   Purchases of Marketable Securities        		(164,857)	0
	(1,090,896)

   Proceeds from Sales of Marketable

Securities		    75,000 	          0	   426,500

Net cash flows from investing activities		(90,357)	0 	(1,910,615)

Loan Proceeds
         	155,000	0 	0 	155,000

  Advances to and from Related Companies       	   2,204 	0
	31,613

  Advances to and from Related Company       	46,327
0 	  (179,065)

Net Cash Provided by Financing Activities		48,531 	         0
1,307,840

Increase (Decrease) in Cash and Cash

Equivalents		                               (130,353)	     0
         295

Cash and Cash Equivalents at Beginning of

Period		(130,448)	          0 	          0

Cash and Cash Equivalents at End of Period

		 $             295        	$                 0           	$
       295



Supplemental Information

Assets Purchased in Exchange for Common Stock

   		$             0 	$              0 	$       5,968

Cash Paid for:

  Interest		$               0      	$              0     	$
121,310

  Income taxes		$               0         	$              0
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











NOTE 3 - PROPERTY AND EQUIPMENT

								February 28,		February 29,

								1997			1996



		Machinery and Equipment		         $	25,002		          $ 25,002

		Furniture and Fixtures				16,929 		16,929

								41,931			41,931

		Less Accumulated Depreciation		41,931			41,931



		Net Book Value	                                  $         0
       $         0



            Expenditures for repairs and maintenance and minor
renewal and betterments are charged             to operations in
the year incurred.  Major renewals and betterments are
capitalized.                        Depreciation is recorded
under the straight line method, utilizing a 5 year estimated useful life.



NOTE 4 - OTHER CURRENT ASSETS



               The following is a summary of Trading Securities owned as of February 28, 1997:



                           			                    Number
of	Cost	   Market								           Shares
    Value

             Trading Securities owned

	    NJS Acquisitions Corp.	                        381,377   $
      0     $ 2,003,729

	    Reed Systems, Inc.				  19,444	    0 		    0

	    Great American Lumber Co.		    8,695	    0		    0

    G K Intelligent Systems, Inc.                        33,000
 86,299             86,306

    XO Corp.
200,000   100,005           100,005

    Short Sale
                 51,996             51,996

    Cash Account 						  15                   15

              Less Margin Account
                 (38,398)         (38,398)

             Total
                           $199,917     $2,203,653



             ======      =======



             The following is a summary of trading securities owned as of February 29, 1996:



             NJS Acquisitions Corp.
 61,832   $          0      $    525,371

             Reed Systems, Inc.
    97,221               0                       0

             Great American Lumber Co., Inc.
8,695               0                       0



             Total
                             $         0      $    525,371


                                     ====           ======



NOTE 5 - TRANSACTIONS WITH RELATED PARTIES



	Receivables - Related Companies represent advances to Harp
Investment, Inc., the                        controlling
shareholder of the Company in the original amount of $37,200,
dated March                31, 1995, with a balance of $40,636
and $37,200 as of February 28, 1997 and February
29, 1996. Thomas V. Ackerly,  President of the Company, is a
note dated  January 1,                     1991 in the original
amount of $115,000, with a balance of $117,964 and $115,000 as of

    February 28, 1997 and February 29, 1996. The notes are
payable on demand and include               interest at the rate
of 9% per annum. By  agreement with the parties, interest will
not                     begin to accrue on these notes till
January 1, 1996. Interest is accrued on the above in the
     amount of $13,965 as of February 28, 1997. Additionally,
the Company has advanced                   $6,500 and $28,600 to
Kali Trading Co., a related company, at February 28, 1997 and
              February 29, 1996. Other advances to and from
related companies amounted to $31,613              and $173,216,
respectively as of February 28, 1997 and February 29, 1996.






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