Form 10-K
period 1997-05-31
GRAYSTONE FINANCIAL SERVICES INC
filed 1997-12-24
CIK 799020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549





FORM 10-K



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934



For the Year ended May 31, 1997                  	Commission
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



The number of shares of Common Stock outstanding as of May 31, 1997 was 3,999,118.

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



	None



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



There were no matters submitted to the Shareholders of the Company during the three months period ended May 31, 1997.



PART II


<[AGE>
Item 5.	 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

		STOCKHOLDER MATTERS



The Company's common stock, $.0001 par value (Common Stock) has been traded in the over-the-counter market on a limited and sporadic basis since November 18, 1986. The last known high and low bid price was $1.75 as of August 31, 1988. As far as is known there has not been any high and low bid price for the years ended May 31, 1997 and May 31, 1996. The following table sets forth the high and low bid price of the Common Stock for the period indicated as quoted from the over-the-counter listing.



              Fiscal 1997                          Low Bid
                     High Bid



              1st Quarter                          Unknown
                   Unknown

              2nd Quarter                        Unknown
                 Unknown

              3rd Quarter                         Unknown
                  Unknown

              4th Quarter                         Unknown
                  Unknown



               Fiscal 1996                         Low Bid
                     High Bid



              1st Quarter                         Unknown
                   Unknown

              2nd Quarter                       Unknown
                 Unknown

              3rd Quarter                        Unknown
                  Unknown

              4th Quarter                        Unknown
                  Unknown



As of May 31, 1997 there were 6,061 shareholders of record of the Company's Common Stock.



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



The following selected financial data on the Company conveying the three months period ended May 31, 1997 and 1996, should be read in conjunction with the Financial Statements and related notes included in Item 8 of this Form 10-K. (See "Financial Statements and Notes Thereto.")

						        For Quarter Ended May 31,




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













Liquidity and Capital Resources



The Company has increased its assets principally by the increase market value of trading securities of stocks that had little or no value in the prior year and continues to have a very small amount of liabilities. It is the intent of Management to seek potential businesses in which to acquire through the issuance of the Company's common stock. In addition, to make private placement of common stock as a means of raising capital to propel the Company into new arenas of high earnings potential. Additional funding will be necessary in order to achieve these goals.



Item 8.	FINANCIAL STATEMENT AND SUPPLEMENTAL DATA



	The financial statements are attached hereto commencing on Page
F-1:



	Audit report,  May 31, 1997 and 1996.

	Consolidated Balance Sheet at  May 31, 1997 and 1996.

	Consolidated Statements of Operations for the Year ended May
31, 1997 and 1996.

	Consolidated Statement of Changes in Stockholders' Equity from

               Inception through May 31, 1997.

            Consolidated Statement of Cash Flows for the nine months period ended

               May 31, 1997 and 1996.

            Notes to Financial Statements as of May 31, 1997 and
1996.



Item 9. CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE



	                                                     None



PART III



Item 10.	DIRECTORS  AND OFFICERS OF THE REGISTRANT



Name:				Age:		Position:			      Term:



Thomas V. Ackerly                 49                  President,
and               September 30, 1988 -


Director                                   Present



Robert A. Spira                       45
Director                         February 1, 1996 -


                                                 Present



Joseph Ben-Dak                      40                  Director
                        September 26, 1996  -


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



During the year ended May 31, 1997 and 1996, Thomas V. Ackerly received remuneration in the amount of $9,000 and $60,500, respectively. For the fiscal year ended May 31, 1995, no officer, director, employee, or affiliate of the Registrant received any remuneration. Moreover, for these periods the Company has had no bonus, profit sharing plan, or other compensation plan in which the executive officers or director are participants. The Company's directors receive no fees for their services.





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



At May 31, 1997 and 1996, there were issued and outstanding common shares of the Company stock to beneficial owners and management, the Company's only class of voting securities. The Company has no knowledge of any arrangements which could affect the company.



The following table will identify, as of May 31, 1997 and 1996, the number and percentage of outstanding shares of common stock owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director of the Company, and (iii) officers and directors of the Company as a group:



Name of  Beneficial Owner			Amount of Ownership  	Percent of
Class



Harp Investments, Inc.
3,362,500                               84%







Name of Beneficial Owner			Amount of  Ownership	Percent of Class



All Executive Officers/Directors as a Group        3,362,500
                           84%



Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



Mr. Thomas V. Ackerly, President of the Company, has loaned money to and borrowed money from the Company. Currently, Mr. Ackerly has a demand note in the amount of $115,000, dated January 1, 1991, with balances at May 31, 1997 and 1996, of $448,647 and $149,996, and includes interest at the rate of 9% per annum. By agreement between the parties, interest did not begin to accrue on this note till January 1, 1996.



Item 14.	SUBSEQUENT EVENTS



                                    none





PART IV



Item 15.	Exhibits and Reports on Form 8-K



	Exhibits:



	  Statement Name
                          Page No.



           Report of Independent Certified Public Accountant - -
- - - - - - -  F-1

           Consolidated Balance Sheet - - - - - - - - - - - - -
- - - - - - - - - - -    F-2 F-3

           Consolidated Statement of Income and Loss- - - - - -
- - - - - - - -  F-4
  Consolidated Statement of Stockholders' Equity- - - - - - - -
- - -   F-5 F-6
Consolidated  Statement of Cash Flows  - - - - - - - - - - - - -
- - -    F-7 F8

          Notes To Financial Statements - - - - - - - - - - - -
- - - - - - - - - - -   F-9 F14





	Reports on Form 8-K:



  	None






























SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed	below by the following person
on behalf of the Registrant and in capacities and on the dates indicated.



                    			                 GRAYSTONE FINANCIAL
SERVICES, INC.








 (s) Thomas V. Ackerly


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
- - - - - - - - - - - - - - - - - - -  F-6 F-7



              Consolidated Statement of Cash Flows for the Six
Months Period Ended

                   February 28, 1997 and February 29, 1996- - -
- - - - - - - - - - - - - - -- - -  F8 F-9



              Notes to Consolidated Financial Statements - - - -
- - - - - - - - - - - - - - - - -  F-10 F-14















INDEPENDENT AUDITORS' REPORT



Board of Directors

Graystone Financial Services, Inc.

Glen Ridge, New Jersey



We have audited the accompanying consolidated balance sheet of Graystone Financial Services, Inc. as of May 31, 1997 and 1996 and the related consolidated statement of operations, stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.



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



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graystone Financial Services, Inc. as of May 31, 1997 and 1996, in conformity with generally accepted accounting principles.







Clancy and Co., P.L.L.C.

Phoenix, Arizona

August 28, 1997










        ASSETS

	MAY 31,    1997       	MAY 31,    1996

Current Assets

Cash
                             	$            60,870  	$
130,448

Accounts Receivable
                  	14,206 	0

Marketable Securities - Trading - Note 4
        	1,514,986 	2,180,735

Total Current Assets	1,589,500 	2,311,183



Property and Equipment Net  - Note 3
                   	0 	0



Other Assets

   Receivables - Related Companies - Note 5 	448,647 	149,996

Accrued Interest Receivable
               	48,974 	6,166

Security Deposits
                      	16,060 	0

Organization Costs
                     	1,297 	0

   Investment - Digital Acoustic Systems Inc. - Note 1
                                 	      500 	       500

  Total Other Assets	515,478 	156,662



Total  Assets	$      2,104,978          ======= 	$    2,467,845
       ======



























                                    LIABILITIES AND
STOCKHOLDERS	EQUITY

	MAY 31,   1997       	MAY 31,   1996

Current Liabilities

  Accounts Payable
                            	$             6,600 	$
122,791

  Accounts Payable - Related Company - Note 5
       	29,955 	46,327

Notes Payable
                        	155,000 	                    0


Total Current Liabilities
                    	191,555 	169,118



Stockholders' Equity

Preferred Stock: No Par Value, Authorized 10,000,000
Shares; Issued and Outstanding, NONE
    	 0 	 0

  Common Stock: Par Value $0.0001, Authorized 4,000,000;
 Issued and Outstanding, 3,999,118 Shares at May 31, 1997
and May 31, 1996	      400 	  400

  Additional paid in capital	1,305,860 	  1,305,860

  Deficit Accumulated During the Development Stage	   607,163
 992,467

  Total Stockholders' Equity	1,913,423 	2,298,727



Total Liabilities and Stockholders' Equity	$      2,104,978
   ======= 	$    2,467,845        =======

















































































	   For the Year Ended May 31, 1997	   For the Year Ended May
31, 1996	   For the Year Ended May 31, 1995	Retained Earnings
Accumulated During The Development Stage

Revenues


   Consulting Income	$     108,154   	$       36,000 	$
  0	$       144,154

    Interest Income	0 	                  0	              0
    232,031

Miscellaneous Income
 	         0 	           0 	         0 	  45,049

Total Revenues
      	108,154 	36,000 	0 	421,234

Expenses

  General and
Administrative	 289,382 	 108,065 	           0 	 834,818

  Total Expenses	289,382 	108,065 	          0 	834,818



Operating Loss	(181,228)	$      (72,065)     	$            0 	$
    (413,584)



Other Income and (Loss)


   Gain or (Loss) on Sale of Securities     	 490,849	165,855 	0
	500,293

Dividends and Interest Income            	42,886 	6,213 	0
	49,099

   Other Income - Judgment
    	0 	0 	0 	371,094

   Loss on Disposal of  Discontinued              Subsidiaries -


      Graystone Nash, Incorporated and
            Outwater & Wells, Inc.
                                                             	 0
	          (5,250)	 (1,172,556)	  (1,177,806)

  Temporary Increase (Decrease) in              Marketable
Securities
                	 (737,811) 	 2,015,878 	              0
1,278,067

Total Other Income and (Loss)
	(204,076) 	2,182,696 	(1,172,556)	1,020,747



Net Income or (Loss)
          	$   (385,304)       =======    	$    2,110,631
======= 	$(1,172,556)  =======  	$        607,163    ======

Net Income or (Loss) Per Share of Common Stock  	$
(0.09)  === 	$           0.53              ===	$         (0.69)
           ===       	$              0.15                  ===











































































































	    Common Shares           	    Stock Amount	   Additional
Paid In Capital	Retained Earnings Accumulated During the
Development Stage	     Total

Sale of shares for cash in              private placement at
$.001	                     20,000,000 	                  $
   2,000	         $        18,000	 $         	 $       20,000

Issuance of common stock          public offering for cash
       (net  of expenses)                           	  5,500,000
	  550 	  211,992		         212,542

Issuance of common stock in      connection with the exercise
of stock warrants                     	  5,500,000 	  550
411,950		            412,500

Net loss year ended                 May 31, 1987
   	             	              	 (29,350)	          (29,350)


Balance - May 31, 1987             	31,000,000 	 3,100 	641,942
	 (29,350)	       615,692

Issuance of common stock in     connection with the
    exercise of stock warrants       	  6,050,000 	  605
579,645		         580,250

Net loss  year  ended                    May 31, 1988
        	            	              	 (55,625)
        (55,625)

Balance - May 31, 1988	37,050,000 	$         3,705  	$ 1,221,587
     	$       (84,975)                       	$  1,140,317

Shares returned in                       connection with stock
           purchase agreement                 September 30, 1988
               	   (11,475,000)	   (1,148)	   1,148		   0


Issuance of shares in                    connection with
                acquisition of
Graystone/Nash, Inc. and           Outwater and Wells, Inc.
     on September 30, 1988	     59,675,000 	      5,968
5,968

Net loss year ended                       May 31, 1989
          	           	                	 (115,097)	 (115,097)


Balance - May 31, 1989	85,250,000 	8,525
	1,222,735	(200,072)	1,031,188

50:1 reverse split on                     April 16, 1990
(83,545,000)	 (8,354)	 8,354		 0



	   Common Shares        	   Stock Amount	  Additional Paid In
Capital	Loss Accumulated During the Development Stage	    Total

Fractional shares issued in           connection with 50:1
          reverse split	  118 	  $            0  	  $
     	  $                    	  $                  0

Net loss year ended    May 31, 1990
                	  (24,240)	 (24,240)

Balance - May 31, 1990	1,705,118 	171 	1,231,089	(224,312)
1,006,948

Net  income year ended               May 31, 1991
          	                 	        	                	 302,842
	          302,842

Balance - May 31, 1991             	1,705,118 	171
	1,231,089	78,530 	      1,309,970

Net loss year ended                    May 31, 1992

      	                       	          (13,256)
(13,256)

Balance - May 31, 1992	1,705,118 	171 	1,231,089	65,274
1,296,534

Net loss year ended   May 31, 1993
               	    (8,343)	              (8,343)

Balance - May 31, 1993	1,705,118 	171 	1,231,089	56,931
1,288,191

Net income year ended   May 31, 1994
               	   (2,539)	            (2,539)

Balance - May 31, 1994	1,705,118 	171 	1,231,089	54,392
1,285,652

Net loss year ended   May 31, 1995
                	        (1,172,556)	 (1,172,556)

Balance - May 31, 1995             	1,705,118 	171
1,231,089	(1,118,164)	         113,096

Issuance of shares for cash,          June 8, 1995
                	 2,294,000 	 229 	 74,771		            75,000


Net income year ended               May 31, 1996
         	                  	     0
2,110,631	        2,110,631

Balance - May 31, 1996            	3,999,118 	400
	1,305,860	992,467 	       2,298,727

Net loss year ended
May 31, 1997
	                	  (385,304)	        (385,304)

Balance- May 31, 1997                 	3,999,118   ======= 	$
      400  === 	$ 1,305,860 =======	$      607,163  ====== 	$
1,913,423          ======





































































	  For The            Year Ended      May 31, 1997
 	  For The  Year Ended May 31, 1996	  For The Year Ended May
31, 1995	From      Inception Through May 31, 1997

Cash Flows from Operating Activities

  Net Income or Loss	$     (385,304)	$   2,110,631	$ (1,172,556)
	$      607,163

Temporary (Increase) or Decrease in
       Marketable Securities
                                      	 737,811 	 (2,015,878)
0 	 (1,278,067)

Loss on Disposal of Subsidiaries
   	0 	0 	1,172,556 	1,203,788

Gain on Sale of Securities
       	(490,849)	0 	0 	(490,849)

Adjustments to Reconcile Net Income to            Net Cash
Provided by Operating Activities


    Depreciation
              	0 	 0 	0 	41,931

 Changes in Operating Assets and Liabilities


   (Increase) Decrease in Accounts Receivable
                                     	(14,206)	0 	0 	(14,206)

(Increase) Decrease in Accrued Interest        Receivable
                                        	 (42,808)	 (6,166)
(48,974)

   (Increase) Decrease in Security Deposits
                    	(16,060)	0 	  0 	(16,060)

   (Increase) Decrease in Organization Costs
	(1,297)	0 		(1,297)

   Increase  (Decrease) in Accounts Payable   	(116,191)
83,687 	               0 	     6,600

   Total Adjustments	   56,4391
	(1,938,357)	(1,172,556)	(597,134)

 Net Cash Provided (Used) by Operating               Activities
         	 (328,913)	    172,274 	    0 	   10,029



Cash Flows from Investing Activities


   Purchase of Office Equipment
    	0 	0 	0 	(41,931)

   Advances to Subsidiaries
        	0 	 0 	0 	(1,203,788)

   Investment in Related Company
 	0 	(500)	0 	(500)

   Purchases of Marketable Securities
  	(645,218)	(164,857)	0 	(711,849)

   Proceeds from Sales of Marketable
Securities	 1,031,814 	           0 	          0	   1,031,814

Net Cash Flows from Investing Activities	386,596 	(165,357)	0
	(925,849)





	  For The            Year Ended                    May 31, 1997
               	  For The  Year Ended May 31, 1996	  For The
Year Ended May 31, 1995	From      Inception Through May 31, 1997

Cash Flows From Financing Activities

Sale of Common Stock                                  	0 	75,000
	0 	1,300,292

  Loan Proceeds
             	155,000 	0 	0 	155,000

  Advances to and from Related Companies
             	(298,651)	   2,204 	0 	(448,647)

  Advances to and from Related Company
                 	   16,390 	46,327 	          0 	  (29,955)

Net Cash Provided by Financing Activities	(127,261)	123,531
     0 	      976,690

Increase (Decrease) in Cash and Cash
Equivalents	 (69,578)	                                 130,448
   0 	           60,870

Cash and Cash Equivalents at Beginning of       Period	 130,448
	             0 	          0 	          0

Cash and Cash Equivalents at End of Period	$         60,870
====== 	 $       130,448          ======    	$                 0
          =====	$        60,870          =====









Supplemental Information

Assets Purchased in Exchange for Common Stock
                                       	$                   0
===== 	$                  0  ===== 	$                 0  =====
	$          5,968  =====

Cash Paid for:

  Interest	$                   0  ===== 	$                  0
        =====	$                 0            =====	$
121,310        ======

  Income taxes	$                   0  ===== 	$
0             =====	$                 0            =====	$
          0           =====

































































































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











             E.   Provision for Taxes



                  At May 31, 1997, 1996 and 1995, the Company
had net operating loss carryforwards                    of
approximately $2,257,794, $2,175,722, and $2,169,005 that may be
offset against                     future taxable income through
the years 2012, 2011 and 2009. Additionally, the
            Company has available capital loss carryovers of
$776,317, $1,267,166 and 265,715                     that may be
offset against future capital gains.



             F.   Use of Estimates



                  Management uses estimates and assumptions in
preparing financial statements in
accordance with generally accepted accounting principles. Those
estimates and                              assumptions affect
the reported amounts of amounts of assets and liabilities, the disclosure of contingent assets and
liabilities, and the reported revenues and expenses.
       Actual results could vary from the estimates that were
assumed in preparing the                             financial
statements.



            G.  Pending Accounting Pronouncements



                   It is anticipated that current pending
accounting pronouncements will not have an adverse impact on the financial statements of the Company.



NOTE 3 - PROPERTY AND EQUIPMENT

								May 31,		May 31,

								1997			1996



		Machinery and Equipment		         $	25,002		         $ 25,002

		Furniture and Fixtures				16,929 		16,929

								41,931			41,931

		Less Accumulated Depreciation		41,931			41,931



		Net Book Value	                                  $         0
         $         0



            Expenditures for repairs and maintenance and minor
renewal and betterments are charged             to operations in
the year incurred.  Major renewals and betterments are
capitalized.                        Depreciation is recorded
under the straight line method, utilizing a 5 year estimated useful life.













NOTE 4 - OTHER CURRENT ASSETS



               The following is a summary of Trading Securities owned as of May 31, 1997:



                           			                    Number of
Cost	   Market								           Shares
   Value

             Trading Securities owned

	    NJS Acquisitions Corp.	                        261,877   $
        0     $ 1,473,058

	    Reed Systems, Inc.				  19,444	    0 		    0

	    Great American Lumber Co.		    8,695	    0		    0

    G L Intelligent Systems, Inc.                        20,000
    46,253             32,500

    XO Systems Corp.
200,000    100,005               9,400

    Cash Account 					              28                    28

             Total
                             $146,286     $1,514,986



               ======      =======



             The following is a summary of trading securities owned as of May 31, 1996:



             NJS Acquisitions Corp.
 397,677   $          0      $ 2,087,804

             Reed Systems, Inc.
      19,444               0                       0

             E Data Corp.
            5,000      46,187              48,125

             Great American Lumber Co., Inc.
8,695               0                       0

             Classic International Entertainment, Inc.
20,630        9,554                9,036

             Ambase Corporation
   10,000      18,200              20,200

             BNN Corporation
      2,500                0              14,335

             Evans Environmental Corp.
   700            240                1,203

             Money Market Funds
        24              24                     24

             Cash Account
                                18                     18


             Total
                           $    74,223      $ 2,180,745


                                    =====            ======



NOTE 5 - TRANSACTIONS WITH RELATED PARTIES



	Receivables - Related Companies represent advances to Harp
Investment, Inc., the                        controlling
shareholder of the Company in the original amount of $37,200,
dated March                31, 1995, with a balance of $40,636
and $37,200 as of May 31, 1997 and 1996. Thomas
V. Ackerly,  President of the Company, represents a note dated
January 1, 1991 in the                  original amount of
$115,000, with a balance of $448,647 and $149,996 as of May 31,
                 1997 and 1996. The notes are payable on demand
and include interest at the rate of 9%                  per
annum. By  agreement with the parties, interest did not begin to
accrue on these                       notes till January 1,
1996. Interest is accrued on the above in the amount of $48,974
and               $6,166 as of May 31, 1997 and 1996.
Additionally, the Company has advanced 0 and



NOTE 5 - TRANSACTIONS WITH RELATED PARTIES (C0NTINUED)



              $28,600 to Kali Trading Co., a related company, at
May 31, 1997 and 1996. Accounts                   Payable -
Related Companies represents advances to and from related
companies in the                 amounts of  $29,955 and
$46,327, respectively as of May 31, 1997 and 1996.





NOTE 6 - LEASES



            The Company presently maintains its executive offices at 39 Lackawanna Plaza, Room 8,

            Bloomfield, NJ 07003. the Company's office space
consists of approximately 500 square              feet, on a
month to month basis, at the rate of $1,000 per month. There is
no written                      agreement. The Company leases an
additional office located at 45 Wall Street, New
    York, NY and consist of approximately 1,000 square feet. The
lease is for a one year                     period ending August
31, 1998, at the rate of $2,400 per month/



NOTE 7- OTHER MATTERS



	Effective February 1, 1996, the Company entered into a
consulting agreement with                        Chapman Spire
and Carson LLC to provide assistance in developing clients who
are           	seeking access to public markets through the
merger or acquisition of a public company                or
entry to trading markets through the introduction to financing
institutions or                              broker/dealers.
The contract is for one year and the fee for services was $108,000.