Form 10-Q
period 1997-08-31
GRAYSTONE FINANCIAL SERVICES INC
filed 1997-12-24
CIK 799020

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended August 31, 1997
Commission File Number 33-0878-A

GRAYSTONE FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in charter)
Florida              		    	        59 -2686448
(State or other jurisdiction of	       (I.R.S. EmployerIdentification Number)
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



The number of shares of Common Stock outstanding as of  August
31, 1997 was 3,999,118.

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

In addition, in connection with the public offering 550,000 warrants were issued to the underwriter, which were exercised commencing September, 1987 at a price of $.055 per share or an aggregate of $30,250. The remaining 5,500,000 class B warrants were exercised during the year ended May 31, 1988 for an aggregate of $550,000.
On September 30, 1988, the Stock Purchase Agreement dated April 4, 1988 by and between the Company and Harp Investments, Inc., a privately held New Jersey corporation, was approved by the stockholders. The agreement provided for the Company to acquire 100% of the outstanding shares of capital stock of Graystone Nash, Incorporated and 70% of the outstanding shares of Outwater and Wells, Inc., (Graystone Nash owned 30% of the outstanding shares prior to the exchange), in exchange for 59,675,000 shares of the Company's common stock.
Additionally, 11,475,000 shares of the Company's common stock was required to be returned to the Company by certain original shareholders. The transaction was handled as a reverse merger. Both Graystone Nash, Inc. and Outwater and Wells, Inc. were dissloved during 1994.
On April 16, 1990, the shareholders approved a 50:1 reverse split of the Company's common stock. The reverse split reduced the authorized shares of common stock to 4,000,000. An additional 118 fractional shares were issued in connection with the reverse split.

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

Corporate Offices

The Company presently maintains its executive offices at 39 Lackawanna Plaza, Room 8, Bloomfield, NJ 07003. The Company's office space consists of approximately 500 square feet, on a month to month basis, at the rate of $1,000 per month. There is no written agreement. The Company leases an additional office located at 45 Wall Street, New York, NY that consist of approximately 1,000 square feet. The lease is for a one year period ending August 31, 1998, at the rate of $2,400 per month.

Item 3.	 LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Shareholders of the Company during the three months period ended August 31, 1997.

PART II

Item 5.	 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS
The Company's common stock, $.0001 par value (Common Stock) has been traded in the over-the-counter market on a limited and sporadic basis since November 18, 1986. The last known high and low bid price was $1.75 as of August 31, 1988. As far as is known there has not been any high and low bid price for the three months period ended August 31, 1997 and August 31, 1996.

The following table sets forth the high and low bid price of the Common Stock for the period indicated as quoted from the over-the-counter listing.

              Fiscal 1998       Low Bid         High Bid
              1st Quarter      Unknown        Unknown

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

As of August 31, 1997 there were 6,061 shareholders of record of the Company's Common Stock.

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

Item 6.	 SELECTED FINANCIAL DATA
The following selected financial data on the Company conveying the three months period ended August 31, 1997 and August 31, 1996, should be read in conjunction with the Financial
Statements and related notes included in Item 8 of this Form
10-Q. (See "Financial Statements and Notes Thereto.")

 For Quarter Ended August 31,

				1997		           1996

Income Statement Data:
Revenues		 	 $  105,000                 $      27,000

Other Income and (Loss)        $778,084                   $   (122,316)

Net Income (Loss) 		 $   780,966               $ (162,118)

Net Income (Loss) per share	 $         0.20	         $          (0.04)
Dividends per
share                               	 $              0	         $            0

Weighted average shares outstanding:
  				    3,999,118  	 	 3,999,118

Balance Sheet Data:

Total Assets               		$ 2,725,989                   $  2,104,978
Retained Earnings (Deficit)	$  1,388,129                  $    607,163
Stockholders Equity		$ 2,694,389                   $ 1,913,423

Item 7.	 MANAGEMENT'S DECISIONS AND ANALYSIS OF FINANCIAL
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

Liquidity and Capital Resources

The Company has increased its assets principally by the increase in trading securities of stocks that had little or no value in the prior years and continues to have a very small amount of liabilities. It is the intent of Management to seek potential businesses in which to acquire through the issuance of the Company's common stock. In addition, to make private placement of common stock as a means of raising capital to propel the Company into new arenas of high earnings potential. Additional funding will be necessary in order to achieve these goals.

Item 8.	FINANCIAL STATEMENT AND SUPPLEMENTAL DATA

The financial statements are attached hereto commencing on Page F-1:

	Audit report,  August 31, 1997 and August 31, 1996.
	Consolidated Balance Sheet at  August 31, 1997 and August 31,
		1996.
	Consolidated Statements of Operations for the three months
		period ended August 31, 1997 and August 31, 1996. Consolidated Statement of Changes in Stockholders' Equity from
	           Inception through February 28, 1997.
            Consolidated Statement of Cash Flows for the three
		months period ended August 31, 1997 and August 31, 1996.
            Notes to Financial Statements as of August 31, 1997
		and August 31, 1996.

Item 9. CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

            None


PART III

Item 10.	DIRECTORS  AND OFFICERS OF THE REGISTRANT


Name:				Age:		Position:			      Term:

Thomas V. Ackerly                 49                  President,and
   September 30, 1988 -
						Director  			     Present
Robert A. Spira                       46         	Director
February 1, 1996 -
     								                        Present
Joseph Ben-Dak                      41                  Director
         September 26, 1996  -
  								                    Present

Mr. Thomas V. Ackerly, was elected to the Board of Directors on September 30, 1988 at which time he was appointed as President. Mr. Ackerly held the same offices in Digital Acoustic Systems Inc., a related Company. Mr. Ackerly holds the same offices in Harp Investments, Inc., the controlling shareholder of Graystone Financial Services, Inc and G.S. Television Productions, Inc. He currently devotes a substantial amount of his time to the Company's business. Mr. Robert A. Spira was appointed as a Director on February 1, 1996. Mr. Joseph Ben-Dak was appointed as a Director on September 26, 1996.

Item 11.	EXECUTIVE COMPENSATION
During the three months periods ended August 31, 1997 and 1996, Thomas V. Ackerly received no remuneration. No other officer, director, employee, or affiliate of the Registrant received any remuneration. Moreover, for these periods the Company has had no bonus, profit sharing plan, or other compensation plan in which the executive officers or director are participants. The Company's directors receive no fees for their services.

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

At August 31, 1997 and August 31, 1996, there were issued and outstanding common shares of the Company stock to beneficial owners and management, the Company's only class of voting securities. The Company has no knowledge of any arrangements which could affect the company.

The following table will identify, as of August 31, 1997 and August 31, 1996, the number and percentage of outstanding shares of common stock owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock,
(ii) each officer and director of the Company, and (iii) officers and directors of the Company as a group:



Name of  Beneficial Owner	Amount of Ownership  	Percent of Class
Harp Investments, Inc.     	3,362,500                               84%

Name of Beneficial Owner	Amount of  Ownership	Percent of Class
All Executive Officers/Directors as a Group
				       3,362,500                              84%


Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Mr. Thomas V. Ackerly, President of the Company, has loaned money to and borrowed money from the Company. Currently, Mr. Ackerly has a demand note in the amount of $115,000, dated January 1, 1991, with a current balance at August 31, 1997 of $512,499, with interest payable at the rate of 9% per annum. By agreement between the parties, interest will not begin to accrue on this note till January 1, 1996.

Item 14.	SUBSEQUENT EVENTS
none


PART IV
Item 15.	Exhibits and Reports on Form 8-K

Exhibits:

Statement Name                   				  Page No.
Report of Independent Certified Public Accountant -- -  F-1
Consolidated Balance Sheet - - -  - - - - - - - - - -      F-2 F-3
Consolidated Statement of Income and Loss- - - - -  F-4 F-5
Consolidated Statement of Stockholders' Equity- - - - F-6 F-7
Consolidated  Statement of Cash Flows  - - - - - - - - - F-8 F9
Notes To Financial Statements - - - - - - - - - - - - - -  F-10 F14

Reports on Form 8-K:
NONE
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following person on behalf of the Registrant and in capacities and on the dates indicated.
GRAYSTONE FINANCIAL SERVICES, INC.
 (s) Thomas V. Ackerly
 By: Thomas V. Ackerly, President and Director
    October 10, 1997        Date

  C O N T E N T S
Independent Auditors' Report - - - -  F-1

Consolidated Balance Sheets at August 31, 1997
and August 31, 1996 - -   F-2 F-3

Consolidated Statement of Operations for the Three Month Period Ended August 31, 1997, and 1996 - - F-4

Consolidated Statement of Changes in
Stockholders' Equity from
Inception through August 31, 1997- - - -  F-5 F-7

Consolidated Statement of Cash Flows for the Three
Months Period Ended August 31, 1997, and 1996 - - -  F8 F-9

Notes to Consolidated Financial Statements - - - -   F-10 F-14

INDEPENDENT AUDITORS' REPORT
Board of Directors

Graystone Financial Services, Inc.

Glen Ridge, New Jersey



We have audited the accompanying consolidated balance sheet of Graystone Financial Services, Inc. as of August 31, 1997 and May 31, 1997 and the related consolidated statement of income, stockholders' equity and cash flows for the three months period ended August 31, 1997 and for the year ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.



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



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graystone Financial Services, Inc. as of August 31, 1997 and May 31, 1997, in conformity with generally accepted accounting principles.
Clancy and Co., P.L.L.C.
Phoenix, Arizona
October 10, 1997

BALANCE SHEET
ASSETS		 AUGUST 31,    1997        	MAY 31,    1997
Current Assets

Cash
                             	$          70,890  	$   60,870
Accounts Receivable
                  			15,712 	13,644
Marketable Securities - Trading - Note 4
        				1,848,971 	1,514,986
Total Current Assets		1,935,573 	1,589,500
Property and Equipment Net  - Note 3
                 		  	2,004		0
Other Assets
 Receivables - Related Companies - Note 5
				708,925 	448,647
Accrued Interest Receivable
		               	61,774 	48,974
Security Deposits
		                      	16,060 	16,060
Organization Costs         	1,153	 	1,297
   Investment - Digital Acoustic Systems Inc. - Note 1
	 			 500 	     		 500
  Total Other Assets		788,412 	     515,478
Total  Assets		$   	2,725,989	$2,104,978

LIABILITIES AND
STOCKHOLDERS	EQUITY

			AUGUST 31,  1997       	MAY 31,   1997

Current Liabilities
  Accounts Payable   	$             6,600 		$    6,600
  Accounts Payable - Related Company - Note 5
       					0 		29,955
Notes Payable                    	  25,000 		155,000
Total Current Liabilities        	  31,600 		191,555

Stockholders' Equity
Preferred Stock: No Par Value, Authorized 10,000,000
Shares; Issued and Outstanding, NONE
    					 0 		 0

  Common Stock: Par Value $0.0001, Authorized 4,000,000;
 Issued and Outstanding, 3,999,118 Shares at August 31,
  1997 and May 31, 1997	      400 	      400
Additional paid in capital	1,305,860 	1,305,860
Deficit Accumulated During the Development Stage
				   1,388,129	  607,163
Total Stockholders' Equity	2,694,389 	1,913,423
Total Liabilities and Stockholders' Equity
			$      2,725,989        	$     2,104,978

For the Three Months Period Ended August 31, 1997
			For the ThreeMonths Period Ended August 31, 1996
Revenues
   Consulting Income	$      105,000   	$         27,000
Total Revenues                   105,000 			27,000

Expenses
General and Administrative	102,118 	66,802
Total Expenses		102,118 	66,802

Operating Income or (Loss)	2,882 	$      (39,802)

Other Income and (Expense)
    Gain on Sale of Securities   724,430 	50,202
  Temporary Increase (Decrease) in Market Value of
 Securities            		 43,057 	 (172,573)
Dividends and Interest Income  12,897 	55
Interest Expense               	   (2,300)	            0
Total Other Income and (Loss)  778,084 	(122,316)
Net Income or (Loss)  	$      780,966  	(162,118)
Net Income or (Loss) Per Share of Common Stock
				$    0.20  	$          (0.04)

Common Shares    Stock Amount  Additional Paid In Capital	Retained Earnings
				        Accumulated During the
					Development Stage				     Total
Sale of shares for cash in
private placement at
$.001			    20,000,000 	  $2,000       $18,000	 $         	 $       20,000
Issuance of common stock
public offering for cash
(net  of expenses) 	 5,500,000	 550 	  211,992		                   212,542
Issuance of common stock in
Connection with the exercise
of stock warrants           5,500,000 	  550     411,950		  412,500
Net loss year ended
May 31, 1987	      						 (29,350)	          (29,350)
 Balance - May 31, 1987  31,000,000 	 3,100 	641,942	(29,350)   615,692


Issuance of common stock in
connection with the
exercise of stock warrants     6,050,000  605 	 579,645			         580,250
  Net loss  year  ended
 May 31, 1988	                	              	 (55,625)          (55,625)
Balance - May 31, 1988
	37,050,000 	$ 3,705  	$ 1,221,587    	$       (84,975)     	$  1,140,317
Shares returned in
connection with stock
purchase agreement
September 30, 1988
               	   (11,475,000)	   (1,148)	   1,148		   0
Issuance of shares in
Connection with
acquisition of
Graystone/Nash, Inc. and
Outwater and Wells, Inc.
on September 30, 1988	  59,675,000 	      5,968 			5,968

Net loss year ended
May 31, 1989	      	           	                	 (115,097)	 (115,097)
Balance - May 31, 1989	85,250,000 	8,525	1,222,735	(200,072)	1,031,188
50:1 reverse split on
April 16, 1990 	(83,545,000)	 (8,354)	 8,354		 0
Fractional shares issued in
connection with 50:1
reverse split	 	 118 	 	 $        0 	  $     	  	$   	  	$      0
Net loss year ended
May 31, 1990						         	  (24,240)	 (24,240)
Balance - May 31, 1990 1,705,118 	171 	1,231,089	(224,312)  1,006,948
Net  income year ended
May 31, 1991         	                			 302,842	         302,842
Balance - May 31, 1991      	1,705,118 	171	1,231,089	78,530      1,309,970
Net loss year ended
May 31, 1992                   					         (13,256)	(13,256)
Balance - May 31, 1992	1,705,118 	171 	1,231,089	65,274     1,296,534
Net loss year ende
d   May 31, 1993 	                    	    (8,343)	              (8,343)
Balance - May 31, 1993	1,705,118 	171 	1,231,089	56,931    1,288,191
Net income year ended   May 31, 1994	      (2,539)	            (2,539)
Balance - May 31, 1994	1,705,118 	171 	1,231,089	54,392   1,285,652
Net loss year ended
   May 31, 1995	               	        (1,172,556)	 (1,172,556)
Balance - May 31, 1995   	1,705,118 	171 	1,231,089	(1,118,164)	   113,096
Issuance of shares for cash,
June 8, 1995           		 2,294,000 	 229 	 74,771		            75,000
Net income year ended
May 31, 1996      		  0 	            2,110,631	        2,110,631
Balance - May 31, 1996   	3,999,118 	400	1,305,860	992,467      2,298,727
  Net loss year ended
May 31, 1997         	                	  (385,304)	        (385,304)
Balance- May 31, 1997   	3,999,118	 400 	 1,305,860     607,163      1,913,423

Net Income for the Three
Months Peirod Ended August  31, 1997                	  780,966 	  780,966
Balance, August 31, 1997
3,999,118  $   400  $   1,305,860 $    1,388,129 $     2,694,389

		For The Three Months  Period Ended August 31, 1997
				For The Three Months  Period Ended August 31, 1996
Cash Flows from Operating Activities
Net Income or Loss			$   780,966	$ (162,118)
Adjustments to Reconcile Net Income
to Net Cash Provided byOperating Activities
Temporary (Increase) or Decrease in
                Marketable Securities          (43,057)	172,573
Gain on Sale of Securities                	(724,430)	(50,202)
   Depreciation and Amortization    	 201 		 0

Changes in Operating Assets and Liabilities
(Increase) or Decrease in Accounts Receivable
   					(2,068)		(11,233)
(Increase) or Decrease in Security Deposits
             		                       	 0 		 (1,175)
Increase or (Decrease) in Accounts Payable
 					 0 		(116,241)
Total Adjustments			769,354 	   (6,278)
Net cash provided (used) by operating Activities
					11,612 	   (168,396)
Cash Flows from Investing Activities
Purchase of Office Equipment
            				(2,060)		0
Advances to Related Parties      	 (273,078)	 0
Purchases of Marketable Securities  	(816,346)	(199,962)
Proceeds from Sales of Marketable Securities
					1,249,849 	256,718
Net cash flows from investing activities	158,363 	56,756

Cash Flows From Financing Activities
Proceeds from sale of Common Stock       	0 	0
Advances to and from Related Companies
           			  	   (29,955)	   (5,400)
Payment on Debt              	(130,000)	          0
Net Cash Provided by Financing Activities	(159,955)	(18,661)
Increase (Decrease) in Cash and Cash Equivalents	        10,020	 (130,301)

Cash and Cash Equivalents at Beginning of Period	 60,870 	130,448

Cash and Cash Equivalents at End of Period
$     70,890   	 $         147
Supplemental Information
Cash Paid for:
Interest	$        2,300      	$              0
Income taxes	$               0      	$              0

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

Additionally, 11,475,000 shares of the Company's common stock was required to be returned to the Company by certain original shareholders. The transaction was handled as a reverse merger. Both Graystone Nash, Inc. and Outwater and Wells, Inc. were dissolved during 1994.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
	A. Basis of Financial Statement Presentation he records of the Company (A Corporation) are maintained using the accrual method of accounting.



	B.  Cash and Cash Equivalents
	     The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and cash equivalents.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
C. Principles of Consolidation
The accompanying consolidated financial
statements include the accounts of the
Company and its wholly owned subsidiary, G.S. Television
Productions, Inc. (Inactive since its date of incorporation September 19, 1996). Intercompany transactions and balances have been eliminated in consolidation.

D.  Earnings or (Loss) Per Share
Earnings or (loss) per share is computed using the weighted average number of shares of common stock outstanding.

E.   Provision for Taxes
At August 31, 1997, May 31, 1997, 1996 and
1995, the Company had net operating loss carryforwards of approximately $2,244,315, $2,257,794,
$2,175,722, and $2,169,005 that
may be offset against future taxable income through the years
2012,  2011 and 2009. Additionally, the
Company has available capital loss carryovers of $51,887, $776,317, $1,267,166 and 265,715 that may be offset against future capital gains.

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

NOTE 3 - PROPERTY AND EQUIPMENT

				    		                   August 31,	         May 31,

								1997			1997

		Machinery and Equipment		         $	27,062		         $ 25,002

		Furniture and Fixtures				16,929 		16,929

								43,991			41,931

		Less Accumulated Depreciation		41,987			41,931

		Net Book Value	                                 $    2,000
 	          $         0
Expenditures for repairs and maintenance and minor renewal and betterments are charged to operations in the year incurred. Major renewals and betterments are capitalized. Depreciation is recorded under the straight line method, utilizing a 5 year estimated useful life.

NOTE 4 - OTHER CURRENT ASSETS
The following is a summary of Trading Securities
owned as of August 31, 1997:
					Number of     Cost	   Market
					Shares 			   Value
Trading Securities owned
	    NJS Acquisitions Corp.	     326,860   $ 433,980     $ 1,716,015
	    Reed Systems, Inc.	                 19,444	               0	              0
	    Great American Lumber Co.      8,695	               0		   0

    G K Intelligent Systems, Inc.       25,000      16,933             29,700
    XO Systems Corp.                85,000        42,505           42,500
   Cash Account 		        2,275  		             2,275
       Total                                 $ 61,714  			  $1,848,970




<PAGE.
The following is a summary of Trading Securities
owned as of May 31, 1997:
					Number of	Cost	   Market								           Shares	              	  Value
            Trading Securities owned
	    NJS Acquisitions Corp.	     261,877   $        0     $ 1,473,058
	   Reed Systems, Inc.		  19,444	    0 		    0
	   Great American Lumber Co.	 8,695	    0		    0
	  G L Intelligent Systems, Inc.      20,000    46,253             32,500
	 XO Systems Corp. 		200,000    100,005               9,400
  	 Cash Account 		              28                    28
           Total                            $146,286     $1,514,986

NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

Receivables - Related Companies represent advances to Harp
Investment, Inc., the   controllingshareholder of the Company
 in the original amount of $37,200,
dated March  31, 1995, with a balance of $40,786
and $40,636 as of August 31, 1997 and May 31,
1997 . Thomas V. Ackerly,  President of the Company, represents
a note dated  January    1, 1991 in the original
amount of $115,000, with a balance of $512,499 and $448,647 as of May 31, 1997 and 1996. The notes are payable on
demand and include interest at the   rate of 9% per
annum. By agreement with the parties, interest did not begin to accrue on these notes till January 1, 1996.
Interest is accrued on the above notes in the amount of
 $61,774 and $48,974 as of August 31, 1997 and May 31,
1997. Accounts Payable -  Related Companies
represents advances from related companies in the amounts of $29,955 at May 31, 1997 and advances to
related companies in the amount of $155,640 at   August
31, 1997.

NOTE 6 - LEASES
The Company presently maintains its executive
offices at 39 Lackawanna Plaza, Room 8,
Bloomfield, NJ 07003. the Company's office space
consists of approximately 500 square feet, on a
month to month basis, at the rate of $1,000 per month. There is
no written   agreement. The Company leases an
additional office located at 45 Wall Street, New
York, NY and consist of approximately 1,000 square feet. The lease is for a one year period ending August
31, 1998, at the rate of $2,400 per month.

NOTE 7- OTHER MATTERS


Effective June 1, 1997, the Company entered into a consulting agreement with
BridgewaterFinancial LLP to provide assistance in developing clients who are seeking access to public markets through the merger or acquisition of a public company or entry to trading markets through the introduction to financing institutions or broker/dealers. The contract is for one year and the fee for services is $100,000.