Form 10-Q
period 1997-11-30
GRAYSTONE FINANCIAL SERVICES INC
filed 1998-01-23
CIK 799020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549





FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended November 30, 1997 		Commission File Number
33-0878-A





     GRAYSTONE FINANCIAL

SERVICES, INC.

(Exact name of registrant as specified in charter)



               Florida
             59 -2686448

(State or other jurisdiction of			  (I.R.S. Employer
Identification Number)

incorporation or organization)





P. O. Box 615 ,  Glen Ridge, NJ 07028-0615

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



The number of shares of Common Stock outstanding as of November
30, 1997 was 9,849,118.

PART I

Item 1. Business



History and Organization



Graystone Financial Services, Inc. (The Company), formerly known as Capital Investment Development Corp., was incorporated under the laws of the State of Florida on June 24, 1986,

with an authorized capital of 100,000,000 shares of common stock with a par value of $.0001. On October 10, 1988, the Company amended its Articles of Incorporation changing its name to Graystone Financial Services, Inc. On September 10, 1997, the Company amended its Articles of Incorporation authorizing an increase in the number of common shares from 4,000,000 to 10,000,000.



On March 16, 1987, the Company formed a wholly-owned subsidiary, Bradford-Taylor Clearinghouse, Inc (Bradford). Bradford has been inactive from inception through July 31, 1995. On August 1, 1995, Bradford entered into a licensing agreement with Nico Electric, A.G. in exchange for 11.3% of the common stock of Bradford. The licensing agreement allows Bradford's use of Nico Electric, A.G. technology for alarms and security devices up to 6Mhz and 1Mv for commercial use only. An additional 75.4% of the common stock of Bradford was issued to complete the transaction. This reduces the Company's ownership in Bradford to 13.3%.



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



During the period ended May 31, 1987, 5,500,000 class A warrants were exercised at $.075 per share for a total cash consideration of $412,500. On May 18, 1987, the class B warrants were extended for a six month period.



In addition, in connection with the public offering 550,000 class B warrants were issued to the underwriter, which were exercised commencing September, 1987, at a price of $.055 per share or an aggregate of $30,250. The remaining 5,500,000 class B warrants were exercised during the year ended May 31, 1988, for an aggregate of $550,000.

On September 30, 1988, the Stock Purchase Agreement dated April 4, 1988, by and between the Company and Harp Investments, Inc., a privately held New Jersey corporation, was approved by the stockholders. The agreement provided for the Company to acquire 100% of the outstanding shares of capital stock of Graystone Nash, Incorporated and 70% of the outstanding shares of Outwater and Wells, Inc., (Graystone Nash owned 30% of the outstanding shares prior to the exchange), in exchange for 59,675,000 shares of the Company's common stock at $0.0001 per share or $5,968.



Additionally, 11,475,000 shares of the Company's common stock were required to be returned to the Company by certain original shareholders. The transaction was handled as a reverse merger. Both Graystone Nash, Inc. and Outwater and Wells, Inc. were dissolved during 1994.



On April 16, 1990, the shareholders approved a 50:1 reverse split of the Company's common stock, reducing issued shares by 83,545,000. The reverse split reduced the authorized shares of common stock to 4,000,000. An additional 118 fractional shares were issued in connection with the reverse split, for $0.00.



On June 8, 1995, the Company issued 2,294,000 shares of its common stock to its controlling stockholder for a total cash consideration of $75,000.



On September 19, 1996, the Company incorporated G.S. Television Productions, Inc. (G. S. Television) in the State of Delaware. On October 3, 1996, G. S. Television received authority to do business in the State of New Jersey. G. S. Television is a wholly owned subsidiary of the Company and has been inactive since its date of inception.



On October 23, 1997, the Company issued 5,850,000 shares of common stock for cash at $0.002 per share or $11,700.



Item 2.	 PROPERTIES



Corporate Offices



The Company presently maintains its executive offices at 39 Lackawanna Plaza, Room 8, Bloomfield, NJ 07003. The Company's office space consists of approximately 500 square feet, on a month to month basis, at the rate of $1,000 per month. There is no written agreement. The Company leases an additional office located at 45 Wall Street, New York, NY that consists of approximately 1,000 square feet. The lease is for a one year period ending August 31, 1998, at the rate of $2,400 per month.



Item 3.	 LEGAL PROCEEDINGS



	None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



There were no matters submitted to the Shareholders of the Company during the three months period ended November 30, 1997.



PART II



Item 5.	 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

		STOCKHOLDER MATTERS



The Company's common stock, $.0001 par value (common stock) has been traded in the over-the-counter market on a limited and sporadic basis since November 18, 1986. The last known high and low bid price was $1.75 as of August 31, 1988. As far as is known there has not been any high and low bid price for the three months period ended November 30, 1997 and November 30, 1996. The following table sets forth the high and low bid price of the common stock for the period indicated as quoted from the over-the-counter listing.



              Fiscal 1998                          Low Bid
                    High Bid

              1st Quarter                           Unknown
                   Unknown

              2nd Quarter                         Unknown
                 Unknown



              Fiscal 1997                          Low Bid
                    High Bid



              1st Quarter                          Unknown
                  Unknown

              2nd Quarter                         Unknown
                 Unknown

              3rd Quarter                          Unknown
                  Unknown

              4th Quarter                          Unknown
                  Unknown



               Fiscal 1996                         Low Bid
                    High Bid



              1st Quarter                          Unknown
                   Unknown

              2nd Quarter                        Unknown
                 Unknown

              3rd Quarter                         Unknown
                  Unknown

              4th Quarter                         Unknown
                  Unknown



As of November 30, 1997 there were 6,066 shareholders of record of the Company's common stock.



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



The following selected financial data on the Company covering the three months period ended November 30, 1997 and November 30, 1996, should be read in conjunction with the Financial
Statements and related notes included in Item 8 of this Form
10-Q. (See "Financial Statements and Notes Thereto.")

						        For Quarter Ended November 30,



                                  		  	                   1997
          1996

Income Statement Data:



Revenues				  	 $              0                   $      27,000



Other Income and (Expense)                           $    86,913
                  $   (122,316)





Net Income (Loss)				 $   (110,745)                $   (162,118)


Net Income (Loss) per share		             $         (0.02)
        $          (0.04)                        Dividends per
share                               	 $               0
    $                0

Weighted average shares outstanding:               4,974,718
               3,999,118



Balance Sheet Data:

Total Assets
$ 2,605,116                  $  2,104,978

Retained Earnings                  	                         $
1,265,556                  $     607,163



Stockholders Equity			    	 $ 2,583,516                  $
1,913,423





Item 7.	 MANAGEMENT'S DECISIONS AND ANALYSIS OF FINANCIAL

		CONDITION AND RESULTS OF OPERATIONS





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



Liquidity and Capital Resources



The Company has increased its assets principally by the increase in trading securities of stocks that had little or no value in prior years and continues to have a very small amount of liabilities. Management intends to seek potential businesses to acquire through the issuance of the Company's common stock and make private placement of common stock as a means of raising capital to propel the Company into new arenas of high earnings potential. Additional funding will be necessary in order to achieve these goals.



Item 8.	 FINANCIAL STATEMENT AND SUPPLEMENTAL DATA



	The financial statements are attached hereto commencing on Page
F-1:



	Audit report,  November 30, 1997 and May 31, 1997.

	Consolidated Balance Sheet at  November 30, 1997 and May 31,
1997.

	Consolidated Statement of Operations for the Three Months
Period

              Ended November 30, 1997 and 1996.

            Consolidated Statement of Operations for the Six
Months Period

              Ended November 30, 1997 and 1996.

	Consolidated Statement of Stockholders' Equity from

               Inception Through November 30, 1997.

            Consolidated Statement of Cash Flows for the Six
Months Period

               Ended November 30, 1997 and 1996.

            Notes to the Consolidated Financial Statements as of November 30, 1997

                and May 31, 1997.



Item 9. CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

	                                                     None



PART III



Item 10. DIRECTORS  AND OFFICERS OF THE REGISTRANT



Name:				Age:		Position:			      Term:



Thomas V. Ackerly                 49                  President,
and               September 30, 1988


Director                                   Present



Robert A. Spira                       46
Director                         February 1, 1996


                                                Present

Joseph Ben-Dak                      41                  Director
                       September 26, 1996


                                                 Present



Mr. Thomas V. Ackerly was elected to the Board of Directors on September 30, 1988, at which time he was appointed as President. Mr. Ackerly holds the same offices in Digital Acoustic Systems Inc., a related Company. Mr. Ackerly holds the same offices in Harp Investments, Inc., the controlling shareholder of Graystone Financial Services, Inc., and G.S. Television Productions, Inc. He currently devotes a substantial amount of his time to the Company's business. Mr. Robert A. Spira was appointed as a Director on February 1, 1996. Mr. Joseph Ben-Dak was appointed as a Director on September 26, 1996.



Item 11. EXECUTIVE COMPENSATION



During the three months period ended November 30, 1997 and 1996, Thomas V. Ackerly received no remuneration. No other officer, director, employee, or affiliate of the Registrant received any remuneration. Moreover, for these periods the Company has had no bonus, profit sharing plan, or other compensation plan in which the executive officers or directors are participants. The Company's directors receive no fees for their services.



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT



Section 16(a) of the Securities Exchange Act of 1934 (Exchange
Act) requires the Company's directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and persons with greater than five percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section (16a).



At November 30, 1997 and November 30, 1996, there were issued and outstanding common shares of the Company stock to beneficial owners and management, the Company's only class of voting securities. The Company has no knowledge of any arrangements which could affect the company.



The following table will identify, as of November 30, 1997 and November 30, 1996, the number and percentage of outstanding shares of common stock owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director of the Company, and
(iii) officers and directors of the Company as a group:



Name of Beneficial Owner			Amount of Ownership  	Percent of
Class



Harp Investments, Inc.
8,362,500                               84%

Name of Beneficial Owner			Amount of Ownership	Percent of Class



All Executive Officers/Directors as a Group        8,812,500
                          88%



Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



Mr. Thomas V. Ackerly, President of the Company, has loaned money to and borrowed money from the Company. Currently, Mr. Ackerly has a demand note in the amount of $115,000, dated January 1, 1991, with a current balance at November 30, 1997 of $201,615, with interest payable at the rate of 9% per annum. By agreement between the parties, interest did not begin to accrue on this note till January 1, 1996.



Item 14. SUBSEQUENT EVENTS



On November 10, 1997, the Company reincorporated in the State of Delaware, to be effective December 1, 1997. Additionally, the Company increased the number of common shares authorized to be issued to 35,000,000 with a par value of $0.001 per share, 10,000,000 of which are preferred shares and 25,000,000 are common shares.



Also, the Company authorized a Stock Incentive Plan (Plan) with a maximum of 2,500,000 shares that may be issued. The purpose of the Plan is to advance the interest of the Company and its stockholders by providing deferred stock incentives in addition to current compensation to certain key executives and certain directors of the Company and of its subsidiaries who contribute significantly to the long term performance and growth of the Company.





PART IV



Item 15. EXHIBITS AND REPORTS ON FORM 8-K



	Exhibits:



	  Statement Name
                         Page No.



            Report of Independent Auditors' Report - - - - - - -
- - - - - - - -    F-1

            Consolidated Balance Sheet  - - - - - - - - - - - -
- - - - - - - - - - -    F-2 F-3

            Consolidated Statement of Operations  - - - - - - -
- - - - - - - - -    F-4

            Consilidated Statement of Operations - - - - - - - -
- - - - - - - - -    F-5

            Consolidated Statement of Stockholders' Equity- - -
- - - - - - -    F-6 F-8

            Consolidated Statement of Cash Flows - - - - - - - -
- - - - - - - -    F-9 F-10

            Notes To The Consolidated Financial Statements  - -
- - - - - - -   F-11 F16



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






January 15, 1998


Date

C O N T E N T S

Independent Auditors' Report  - - - - - - - - - - - - - - - - -
- - - - - - - - - - -    F-1

Consolidated Balance Sheet at November 30, 1997 and May 31, 1997
-     F-2 F-3

Consolidated Statement of Operations for the Three Months Period

      Ended November 30, 1997 and 1996 - - - - - - - - - - - - -
- - - - - - - - -  F-4

Consolidated Statement of Operations for the Six Months Period

      Ended November 30, 1997 and 1996 - - - - - - - - - - - - -
- - - - - - - - -  F-5

Consolidated Statement of Stockholders' Equity from

      Inception through November 30, 1997- - - - - - - - - - - -
- - - - - - - - -   F-6 F-8

Consolidated Statement of Cash Flows for the Six Months Period

      Ended November 30, 1997 and 1996 - - - - - - - - - - - - -
- - - - - - - - -  F9 F-10

Notes to Consolidated Financial Statements - - - - - - - - - - -
- - - - - - -    F-11 F-16

INDEPENDENT AUDITORS' REPORT



Board of Directors

Graystone Financial Services, Inc.

Glen Ridge, New Jersey



We have audited the accompanying consolidated balance sheet of Graystone Financial Services, Inc., at November 30, 1997 and May 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the six months period ended November 30, 1997 and for the year ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.



We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graystone Financial Services, Inc., at November 30, 1997 and May 31, 1997, in conformity with generally accepted accounting principles.







Clancy and Co., P.L.L.C.

Phoenix, Arizona

January 15, 1998

GRAYSTONE FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEET

NOVEMBER 30, 1997 AND MAY 31, 1997


ASSETS

	 NOVEMBER          30,1997        	MAY 31,    1997

Current Assets

Cash
                            	$            54,284  	$
60,870

Accounts Receivable
                 	20,712 	13,644

Marketable Securities - Trading - Note 4
       	1,676,182 	1,514,986

   Total Current Assets	1,751,178 	1,589,500



Property and Equipment, Net  - Note 3
                   	1,947 	0



Other Assets

Investment - Real Estate - Note 5
            	360,677 	0

   Receivables - Related Parties - Note 6 	399,027 	448,647

   Accrued Interest Receivable - Note 6
                         	74,574 	48,974

Security Deposits
                     	16,060 	16,060

   Organization Costs, Net
                            	1,153 	1,297

   Investment - Digital Acoustic Systems Inc. - Note 1
                                	          500 	          500

   Total Other Assets	   851,991 	   515,478



Total  Assets	$      2,605,116          ======= 	$    2,104,978
     =======

LIABILITIES AND STOCKHOLDERS'	EQUITY

	NOVEMBER         30, 1997       	MAY 31,   1997

Current Liabilities

  Accounts Payable
                           	$             6,600 	$
6,600

  Payables - Related Parties - Note 6
              	0 	29,955

Notes Payable
                       	  15,000 	155,000

Total Current Liabilities
                   	21,600 	191,555



Stockholders' Equity

   Preferred Stock: No Par Value, Authorized 10,000,000
      Shares; Issued and Outstanding, NONE - Note 1
                 	 0 	 0

  Common Stock: Par Value $0.0001, Authorized 10,000,000
Shares; Issued and Outstanding, 9,849,118 Shares at
   November 30, 1997 and 3,999,118 at May 31, 1997
985 	      400

  Additional Paid in Capital	1,316,975 	1,305,860

  Retained Earnings	1,265,556 	   607,163

  Total Stockholders' Equity	2,583,516 	1,913,423



Total Liabilities and Stockholders' Equity	$      2,605,116
   ======= 	$     2,104,978        =======

GRAYSTONE FINANCIAL SERVICES, INC

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS PERIOD ENDED NOVEMBER 30,1997 AND 1996



For the Three Months Period Ended November 30, 1997

		For the Three Months Period Ended November 30, 1996

Revenues


   Consulting Income	$                 0   	$        27,000



Expenses

  General and Administrative	197,658 	66,802



Operating Loss	(197,658)	$      (39,802)



Other Income (Expense)


   Gain on Sale of Securities
                   	 323,115 	50,202

   Temporary Decrease in Market Value of Securities
 	(249,124)	(172,573)

Dividends and Interest Income
           	12,922 	55

Interest Expense
                    	           0 	            0

Total Other Income (Expense)
         	  86,913 	(122,316)



Net Loss
                            	$    (110,745)	$    (162,118)

Net Loss Per Share of Common Stock	$          (0.02)	$
(0.04)

Weighted Average Number of Common Shares Outstanding
           	4,974,118 	      3,999,118

GRAYSTONE FINANCIAL SERVICES, INC

CONSOLIDATED STOCKHOLDERS EQUITY

FOR THE PERIOD OF INCEPTION (JUNE 24, 1986)

THROUGH NOVEMBER 30,1997

		 Common Shares           	 Stock Amount	Additional Paid In
Capital	 Retained Earnings	         Total

Sale of shares for cash in              private placement at
$.001	                     20,000,000 	                  $
  2,000	         $        18,000	 $         	 $       20,000

Issuance of common stock          public offering for cash
      (net  of expenses)                           	  5,500,000

	  550 	  211,992		         212,542

Issuance of common stock in      connection with the exercise
of stock warrants                     	  5,500,000 	  550
411,950		            412,500

Net loss year ended                 May 31, 1987
  	             	              	 (29,350)	          (29,350)


Balance - May 31, 1987             	31,000,000 	 3,100 	641,942

	 (29,350)	       615,692

Issuance of common stock in     connection with the
   exercise of stock warrants       	  6,050,000 	  605
579,645		         580,250

Net loss  year  ended                    May 31, 1988
       	            	              	 (55,625)
      (55,625)

Balance - May 31, 1988	37,050,000 	$         3,705  	$ 1,221,587
    	$       (84,975)                       	$  1,140,317

Shares returned in                       connection with stock
          purchase agreement                 September 30, 1988
             	   (11,475,000)	   (1,148)	   1,148
      0

Issuance of shares in                    connection with
               acquisition of
Graystone/Nash, Inc. and           Outwater and Wells, Inc.
    on September 30, 1988	     59,675,000 	      5,968
         5,968

Net loss year ended                       May 31, 1989
         	           	                	 (115,097)
(115,097)

Balance - May 31, 1989	85,250,000 	8,525 	1,222,735	(200,072)
 1,031,188

50:1 reverse split on                     April 16, 1990
	(83,545,000)	 (8,354)	 8,354		                    0





	 Common Shares           	 Stock Amount	Additional Paid In
Capital	 Retained Earnings	         Total

Fractional shares issued in           connection with 50:1
         reverse split	  118 	  $            0  	  $
   	  $                    	  $                  0

Net loss year ended    May 31, 1990
               	  (24,240)	 (24,240)

Balance - May 31, 1990	1,705,118 	171 	1,231,089	(224,312)
1,006,948

Net  income year ended               May 31, 1991
         	                 	        	                	 302,842

	          302,842

Balance - May 31, 1991             	1,705,118 	171

	1,231,089	78,530 	      1,309,790

Net loss year ended                    May 31, 1992

    	                       	          (13,256)	         (13,256)

Balance - May 31, 1992	1,705,118 	171 	1,231,089	65,274
1,296,534

Net loss year ended   May 31, 1993
              	    (8,343)	              (8,343)

Balance - May 31, 1993	1,705,118 	171 	1,231,089	56,931
1,288,191

Net income year ended   May 31, 1994
              	   (2,539)	            (2,539)

Balance - May 31, 1994	1,705,118 	171 	1,231,089	54,392
1,285,652

Net loss year ended   May 31, 1995
               	        (1,172,556)	 (1,172,556)

Balance - May 31, 1995             	1,705,118 	171
	1,231,089	(1,118,164)	         113,096

Issuance of shares for cash,          June 8, 1995
               	 2,294,000 	 229 	 74,771		            75,000


Net income year ended               May 31, 1996
        	                  	     0 	                	2,110,631
      2,110,631

Balance - May 31, 1996            	3,999,118 	400

	1,305,860	992,467 	       2,298,727

Net loss year ended
May 31, 1997

	                	  (385,304)	        (385,304)

Balance- May 31, 1997                 	3,999,118
400 	 1,305,860	      607,163 	      1,913,423



	 Common Shares           	 Stock Amount	Additional Paid In
Capital	 Retained Earnings	         Total

Issuance of Common Stock for Cash October 23, 1997
	5,850,000 	 585 	  11,115		 11,700

Net Income for the Six Months Period Ended November 30,   1997
                                    	                  	  $
            	                       $
                        $      658,393 	                      $
      658,393

Balance, November 30, 1997          	9,849,118  ======= 	$
     985  ======= 	$   1,316,975  =======	$    1,265,556 =======
	$     2,583,516  =======

GRAYSTONE FINANCIAL SERVICES, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS PERIOD ENDED NOVEMBER 30,1997 AND 1996



	For The  Six Months  Period Ended November 30, 1997	For The Six
Months Period  Ended November 30, 1996

Cash Flows from Operating Activities

  Net Income or Loss	$   658,393	$ (148,598)

  Adjustments to Reconcile Net Income (Loss)
                      to Net Cash Used in Operating Activities


  Temporary (Increase) Decrease in
                  Marketable Securities
                                                 	 206,067
	141,032

  (Gain) Loss on Sale of Securities
                          	(1,047,545)	2,881

  Depreciation and Amortization
                                        	 257 	 0

Changes in Operating Assets and Liabilities


   (Increase) Decrease in Accounts Receivable
   	(7,068)	(11,429)

       (Increase) Decrease in Accrued Interest Receivable
      	(25,600)

       (Increase) Decrease in Security Deposits
                                  	 0 	 (1,175)

       (Increase) Decrease in Organization Costs
          		(721)

       Increase (Decrease) in Accounts Payable

	           0 	(115,520)

       Total Adjustments	(873,889)	   15,068

Net cash used in operating Activities           	   (215,496)
(133,530)



Cash Flows from Investing Activities


Purchase of Office Equipment
           	(2,060)	0

   Investment - Real Estate
                   	 (360,747)	 0

Purchases of Marketable Securities
         	(1,242,902)	(229,298)

    Proceeds from Sale of Marketable Securities	1,923,185
	278,765

Net cash flows from investing activities	317,476 	49,467

	For The  Six Months  Period Ended November 30, 1997	For The Six
Months Period  Ended November 30, 1996

Cash Flows From Financing Activities

  Proceeds from sale of Common Stock
         	11,700 	0

  Advances (to) from Related Companies
          	   19,664 	   (14,426)

Payment on Debt
                    	(140,000)	   (13,900)



Net Cash Used in Financing Activities	(108,566)	(28,326)



Decrease in Cash and Cash Equivalents	        (6,586)	  (112,389)



Cash and Cash Equivalents at Beginning of Period	 60,870
	130,448



Cash and Cash Equivalents at End of Period	 $     54,284
=====	$     18,059        =====









Supplemental Information

Cash Paid for:

  Interest	$        2,300         =====	$              0
=====

  Income taxes	$               0         =====	$              0
     =====

GRAYSTONE FINANCIAL SERVICES, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED NOVEMBER 30,1997 AND 1996







NOTE 1 - ORGANIZATION



            Graystone Financial Services, Inc. (The Company),
formerly known as Capital                             Investment
Development Corp., was incorporated under the laws of the State
of Florida                on June 24, 1986, with an authorized
capital of 100,000,000 shares of common stock
with a  par value of $.0001. On October 10, 1988, the Company
amended its Articles of                Incorporation changing
its name to Graystone Financial Services, Inc. On September 10,
            1997, the Company amended its Articles of Incorporation authorizing an increase in the number of common shares from 4,000,000 to 10,000,000.



On March 16, 1987, the Company formed a wholly-owned subsidiary, Bradford-Taylor Clearinghouse, Inc. ( Bradford). Bradford has been inactive from inception through July 31, 1995. On August 1, 1995, Bradford entered into a licensing agreement with Nico Electric, A.G. and/or overseas assignees in exchange for 86.7% of the common stock of Bradford. The licensing agreement allows Bradford's use of Nico Electric, A.G. technology for alarms and security devices up to 6Mhz and 1Mv for commercial use only. This reduced the Company's ownership in Bradford (now Digital Acoustic System Inc.) to 13.3%.



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



During the period ended May 31, 1987, 5,500,000 class A warrants were exercised at $.075 per share for a total cash consideration of $412,500. On May 18, 1987, the class B warrants were extended for a six month period.



In addition, in connection with the public offering 550,000 class B warrants were issued to the underwriter, which were exercised commencing September, 1987, at a price of $.055 per share or an aggregate of $30,250. The remaining 5,500,000 class B warrants were exercised during the year ended May 31, 1988 for an aggregate of $550,000.

On September 30, 1988, the Stock Purchase Agreement dated April
4, 1988, by and between the Company and Harp Investments, Inc., a privately held New Jersey corporation, was approved by the stockholders. The agreement provided for the Company to acquire 100% of the outstanding shares of capital stock of Graystone Nash, Incorporated, a New Jersey corporation, and 70% of the outstanding shares of Outwater and Wells, Inc. (Graystone Nash owned 30% of the outstanding shares prior to the exchange), a New Jersey corporation, in exchange for 59,675,000 shares of the Company's common stock at $0.0001 per share or $5,968.



Additionally, 11,475,000 shares of the Company's common stock were required to be returned to the Company by certain original shareholders. The transaction was handled as a reverse merger. Both Graystone Nash, Inc. and Outwater and Wells, Inc. were dissolved during 1994.



On April 16, 1990, the shareholders approved a 50:1 reverse split of the Company's common stock, reducing issued shares by 83,545,000 . The reverse split reduced the authorized shares of common stock to 4,000,000. An additional 118 fractional shares were issued in connection with the reverse split for $0.00.



On June 8, 1995, the Company issued 2,294,000 shares of its common stock to its controlling stockholder for a total cash consideration of $75,000.



On September 19, 1996, the Company incorporated G. S. Television Productions, Inc. (G. S. Television) in the State of Delaware. On October 3, 1996, G. S. Television received authority to do business in the State of New Jersey. The Corporation is a wholly owned subsidiary of the Company and has been inactive since its date of incorporation.



On October 23, 1997, the Company issued 5,850,000 shares of common stock for cash at $0.002 per share or $11,700.



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES



	A.  Basis of Financial Statement Presentation



	     The records of the Company are maintained using the accrual method of accounting.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



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



            E.   Provision for Taxes



                  At November 30, 1997, May 31, 1997, 1996 and
1995, the Company had net
operating loss carryforwards of approximately $2,434,966,
$2,257,794, $2,175,722,                      and $2,169,005 that
may be offset against future taxable income through the years
                    2012, 2011 and 2009. Additionally, the
Company has available capital loss
    carryovers of  $0,  $776,317, $1,267,166 and $265,715 that
may be offset against                          future capital
gains.



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

            H.  Property and Equipment



                  Property and Equipment is recorded at cost.
Depreciation is computed under the
straight line method, utilizing a 5 year estimated useful life.
Expenditures for repairs                    and maintenance and
minor renewal and betterments are charged to operations in the year incurred. Major renewals and betterments are capitalized.



NOTE 3 - PROPERTY AND EQUIPMENT



                  Property and Equipment consists of the
following at November 30, 1997 and May
31, 1997:

 				    		                   November 30,	         May 31,

								1997			1997

		Machinery and Equipment		         $	27,062		         $ 25,002

		Furniture and Fixtures				16,929 		16,929

								43,991			41,931

		Less Accumulated Depreciation		42,044			41,931

		Net Book Value	                                 $    1,947
	          $         0





NOTE 4 - INVESTMENTS - MARKETABLE SECURITIES - TRADING



               The following is a summary of Trading Securities owned at November 30, 1997:



                           			                    Number of
Cost	   Market								           Shares
  Value

             Trading Securities owned

	    NJS Acquisitions Corp.	                    327,967   $
465,168     $ 1,641,907

	    Reed Systems, Inc.		    	          19,444	               0

	               0

	    Great American Lumber Co.		8,695	               0		   0

    XO Systems Corp.                                  195,000
    97,545             23,400

    Cash Account 			   	                  10,875
10,875

             Total
                         $ 573,588       $1,676,182



                       ======         =======



               The following is a summary of Trading Securities owned at May 31, 1997:



                           			                    Number
of	Cost	   Market								           Shares
     Value

             Trading Securities owned

	    NJS Acquisitions Corp.	                        261,877   $
       0     $ 1,473,058

NOTE 4 - INVESTMENTS - MARKETABLE SECURITIES - TRADING
(CONTINUED)





	    Reed Systems, Inc.				  19,444	    0 		    0

	    Great American Lumber Co.		    8,695	    0		    0

    G L Intelligent Systems, Inc.                        20,000
   46,253             32,500

    XO Systems Corp.                                     200,000
   100,005               9,400

    Cash Account 					              28                    28

              Total
                           $ 146,286     $1,514,986



              ======      =======

NOTE 5 - INVESTMENT - REAL ESTATE



            During July, 1997, the Company completed the purchase of real estate located in Stroudsburg, Pennsylvania for $360,677.



NOTE 6 - TRANSACTIONS - RELATED PARTIES



	Receivables - Related Parties represent advances to Harp
Investment, Inc., the                                controlling
shareholder of the Company in the original amount of $37,200,
dated March                31, 1995, with a balance of $45,889
and $40,636 at November 30, 1997 and May 31,
1997 . Thomas V. Ackerly,  President of the Company, represents
a note dated  January                1, 1991 in the original
amount of $115,000, with a balance of $201,615 and $408,011 at
           November 30, 1997 and May 31, 1997. The notes are
payable on demand and include                   interest at the
rate of 9% per annum. By agreement with the parties, interest
did not                       begin to accrue on these notes
till January 1, 1996. Interest is accrued on the above notes in the amount of $74,574 and $48,974 at November 30, 1997 and May 31, 1997.



            Advances have been made to Digital Acoustic System
Inc., a  related company in the                    amount of
$151,523 at November 30, 1997. The note is due on demand and
carries no                   interest rate.



            Payables - Related Parties represent advances from
related companies in the amounts of                $29,955 at
May 31, 1997 and has been paid in full at November 30, 1997.



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

           Future minimum annual rentals due are as follows:



                                                  1997
                            $  2,400

                                                  1998
                              19,200


                                $21,200



NOTE 7- OTHER MATTERS



	Effective June 1, 1997, the Company entered into a consulting
agreement with                               Bridgewater
Financial LLP, to provide assistance in developing clients who
are           	             seeking access to public markets
through the merger or acquisition of a public company
   or entry into trading markets through the introduction to financing institutions or broker/dealers. The contract is for one year and the fee for services is $100,000.



NOTE 8 - SUBSEQUENT EVENTS



On November 10, 1997, the Company reincorporated in the State of
Delaware, to be effective December 1, 1997. Additionally, the
Company increased the number of common shares authorized to be issued to 35,000,000 with a par value of $0.001 per share, 10,000,000 of which are preferred shares and 25,000,000 are common shares.



Also, the Company authorized a Stock Incentive Plan (Plan) with a maximum of 2,500,000 shares that may be issued. The purpose of the Plan is to advance the interest of the Company and its stockholders by providing deferred stock incentives in addition to current compensation to certain key executives and certain directors of the Company and of its subsidiaries who contribute significantly to the long term performance and growth of the Company.