Form 10-Q
period 1998-02-28
GS FINANCIAL SERVICES INC
filed 1998-10-06
CIK 799020

1  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended February 28, 1998 		Commission File Number 33-0878-A


     GS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in charter)

               Delaware                           59 -2686448
(State or other jurisdiction of			  (I.R.S. Employer Identification Number)
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

The number of shares of Common Stock outstanding as of February 28, 1998 was 9,849,118.

                                                              PART I
Item 1. Business

History and Organization

GS Financial Services, Inc. (The Company), formerly known as Graystone Financial Services, Inc. and Capital Investment Development Corp., was
 incorporated under the laws of the State of Florida on June 24, 1986, with an authorized capital of 100,000,000 shares of common stock with a par value of $.0001. On October 10, 1988, the Company amended its Articles of Incorporation changing its name to Graystone Financial Services, Inc. On September 10, 1997, the Company amended its Articles of Incorporation author of common shares from 4,000,000 to 10,000,000. On November 10, 1997, the Company reincorporated in the State of Delaware, to be effective
 December 1, 1997 and changed its name to GS Financial Services, Inc.

On March 16, 1987, the Company formed a wholly-owned subsidiary, Bradford-Taylor Clearinghouse, Inc. (Bradford). Bradford has been inactive from inception through July 31, 1995. On August 1, 1995, Bradford entered into a licensing agreement with Nico Electric, A.G. in exchange for 11.3% of the common stock of Bradford. The licensing agreement allows Bradford's use of Nico Electric, A.G. technology for alarms and security devices up to 6Mhz and 1Mv for commercial use only. An additional 75.4% of the common complete the transaction. This reduces the Company's ownership in Bradford to 13.3%.

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

On November 10, 1997, the Company reincorporated in the State of Delaware, to be effective December 1, 1997 and changed its name to GS Financial Services, Inc. Additionally, the Company increased the number of shares authorized to be issued to 35,000,000 with a par value of $0.001 per share, 10,000,000 of which are preferred shares and 25,000,000 are common shares.

On November 10, 1997, the Company authorized a Stock Incentive Plan (Plan) with a maximum of 2,500,000 shares that may be issued. The purpose of the Plan is to advance the interest of the Company and its stockholders by providing deferred stock incentives in addition to current compensation to certain key executives and certain directors of the Company and its subsidiaries who contribute significantly to the long term performance and growth of the Company.

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

	None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Shareholders of the Company during the three months period ended February 28, 1998.

PART II

Item 5.	 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
		STOCKHOLDER MATTERS

The Company's common stock, $.0001 par value (common stock) has been traded in the over-the-counter market on a limited and sporadic basis since November 18, 1986. The last known high and low bid price was $1.75 as of August 31, 1988. As far as is known there has not been any high and low bid price for the three months period ended November 30, 1997 and November 30, 1996. The following table sets forth the high and low bid price of the common stock for the period indicated as quoted from the over-the-counte

 Fiscal 1998                     Low Bid                            High Bid
 1st Quarter                        Unknown                          Unknown
 2nd Quarter                       Unknown                          Unknown
 3rd Quarter                       Unknown                          Unknown

 Fiscal 1997                      Low Bid                            High Bid

 1st Quarter                       Unknown                          Unknown
 2nd Quarter                         Unknown                          Unknown
 3rd Quarter                         Unknown                          Unknown
 4th Quarter                         Unknown                          Unknown

 Fiscal 1996                     Low Bid                            High Bid

 1st Quarter                       Unknown                           Unknown
 2nd Quarter                     Unknown                           Unknown
 3rd Quarter                      Unknown                           Unknown
 4th Quarter                    Unknown                        Unknown


As of February 28, 1998 there were 6,066 shareholders of record of the Company's common stock.

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

The following selected financial data on the Company covering the three months period ended February 28, 1998 and February 28, 1997, should be read in conjunction with the Financial Statements and related notes included in
Item 8 of this Form 10-Q. (See "Financial Statements and Notes Thereto.")
						        For Quarter Ended February 28,

    		  	                    1998		           1997
Income Statement Data:

Revenues				  	 $    100,000                   $              0

Other Income and (Expense) $   (727,016)       $  136,110

Net Income (Loss)				 $   (708,469)                $       53,685
Net Income (Loss) per share	 $   (0.12)                $           0.01
Dividends per share 	 $               0	              $                0

Weighted average shares outstanding:     5,949,118                 3,999,118
                      February 28, 1998         May 31, 1997
Balance Sheet Data:
Total Assets                $ 1,896,647                  $  2,104,978
Retained Earnings          $    557,088                  $     607,163

Stockholders Equity			    	 $ 1,875,048                  $  1,913,423

Item 7.	 MANAGEMENT'S DECISIONS AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected registrant's financial position and operations.

Overall Situation

The Company's business plan is to seek potential businesses that may, in the opinion of Management, warrant the Company's involvement. The Company acknowledges that as a result of its limited financial resources, acquiring a suitable business will be extremely difficult; however, the Company's principal business objective will be to seek long term growth potential in the business in which it participates, rather than immediate, short term earnings. In seeking to attain its business objectives, the Company w any particular industry. Management has no assurance that it will be successful in its attempt to raise such capital.

Liquidity and Capital Resources

The Company has increased its assets principally by the increase in trading securities of stocks that had little or no value in prior years and continues to have a very small amount of liabilities. Management intends to seek potential businesses to acquire through the issuance of the Company's common stock and make private placement of common stock as a means of raising capital to propel the Company into new arenas of high earnings potential. Additional funding will be necessary in order to achieve these g

Item 8.	 FINANCIAL STATEMENT AND SUPPLEMENTAL DATA

	The financial statements are attached hereto commencing on Page F-1:

	Audit report,  February 28, 1998 and May 31, 1997.
	Consolidated Balance Sheet at February 28, 1998 and May 31, 1997. Consolidated Statement of Operations for the Three Months Period
              Ended February 28, 1998 and 1997.
            Consolidated Statement of Operations for the Nine Months Period
              Ended February 28, 1998 and 1997.
	Consolidated Statement of Stockholders' Equity from
               Inception Through February 28, 1998.
            Consolidated Statement of Cash Flows for the Nine Months Period
               Ended February 28, 1998 and 1997.
      Notes to the Consolidated Financial Statements as of February 28, 1998 and May 31, 1997.

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
                                                          Present

Mr. Thomas V. Ackerly was elected to the Board of Directors on September 30, 1988, at which time he was appointed as President. Mr. Ackerly holds the same offices in Digital Acoustic Systems Inc., a related Company. Mr. Ackerly holds the same offices in Harp Investments, Inc., the controlling shareholder of GS Financial Services, Inc., and G.S. Television Productions, Inc. He currently devotes a substantial amount of his time to the Company's business. Mr. Robert A. Spira was appointed as a Director on Feb ak was appointed as a Director on September 26, 1996.

Item 11. EXECUTIVE COMPENSATION

During the three months period ended February 28, 1998 and 1997, Thomas V. Ackerly received no remuneration. No other officer, director, employee, or affiliate of the Registrant received any remuneration. Moreover, for these periods the Company has had no bonus, profit sharing plan, or other compensation plan in which the executive officers or directors are participants. The Company's directors receive no fees for their services.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 		                        MANAGEMENT

Section 16(a) of the Securities Exchange Act of 1934 (Exchange Act) requires the Company's directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and persons with greater than five percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission purs


At February 28, 1998 and February 28, 1997, there were issued and outstanding common shares of the Company stock to beneficial owners and management, the Company's only class of voting securities.
The Company has no knowledge of any arrangements which could affect the company.

The following table will identify, as of February 28, 1997 and February 28, 1997, the number and percentage of outstanding shares of common stock owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director of the Company, and (iii) officers and directors of the Company as a group:

Name of Beneficial Owner			Amount of Ownership  	Percent of Class

Harp Investments, Inc.         8,362,500                               84%


Name of Beneficial Owner			Amount of Ownership	Percent of Class

All Executive Officers/Directors as a Group        8,812,500
                                88%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Thomas V. Ackerly, President of the Company, has loaned money to and borrowed money from the Company. Currently, Mr. Ackerly has a demand note in the amount of $115,000, dated January 1, 1991, with a current balance at February 28, 1998 of $201,915, with interest payable at the rate of 9% per annum. By agreement between the parties, interest did not begin to accrue on this note till January 1, 1996.

Item 14. SUBSEQUENT EVENTS

                                 none

PART IV

Item 15. EXHIBITS AND REPORTS ON FORM 8-K

	Exhibits:

Statement Name
                                                              Page No.

   Report of Independent Auditors' Report - - - - - - - - - - -    F-1
   Consolidated Balance Sheet  - - - - - - - - - - - -- - - - -    F-2 F-3
   Consolidated Statement of Operations  - - - - - - -- - - - -    F-4
   Consolidated Statement of Operations - - - - - - -  - - - - -    F-5
   Consolidated Statement of Stockholders' Equity- - - - - - - -    F-6 F-8
   Consolidated Statement of Cash Flows - - - - - - -  - - - - -    F-9 F-10
   Notes To The Consolidated Financial Statements  - -- - - - - -   F-11 F16

	Reports on Form 8-K:
  	None

                                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,
 this report has been signed	below by the following person on behalf of the
Registrant and in capacities and on the dates indicated.

                    			                 GS FINANCIAL SERVICES, INC.



                                            (s) Thomas V. Ackerly

                         By: Thomas V. Ackerly, President and Director


                      April 13, 1998

                                Date

  C O N T E N T S





   Independent Auditors' Report  - - - - - - - - - - - - - - - - - -
                                          - - - - - - - - - -    F-1

   Consolidated Balance Sheet at February 28, 1998 and May 31, 1997-
                                                      - -    F-2 F-3

   Consolidated Statement of Operations for the Three Months
   Period Ended February 28, 1998 and 1997- - - - - - - - -  -   F-4

   Consolidated Statement of Operations for the Nine Months
   Period Ended February 28, 1998 and 1997  - - - - - - - - -    F-5

   Consolidated Statement of Stockholders' Equity from
   Inception (June 24, 1986) through February 28, 1998 -- - -   F-6 F-8

   Consolidated Statement of Cash Flows for the Three and Nine Months Period Ended February, 1998 and 1997 - - - - - - - - - - - F9 F-10

   Notes to Consolidated Financial Statements - - - - - - -    F-11 F-16

INDEPENDENT AUDITORS' REPORT

Board of Directors
GS Financial Services, Inc.
Glen Ridge, New Jersey

We have audited the consolidated balance sheets of GS Financial Services, Inc., at February 28, 1998 and May 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the three and nine months period ended February 28, 1998 and 1997. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GS Financial Services, Inc., as of February 28, 1998 and May 31, 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Clancy and Co., P.L.L.C.
Phoenix, Arizona
April 13, 1998

BALANCE SHEET
ASSETS             FEBRUARY          28,1998    	   MAY 31,         1997
Current Assets
Cash                                   	$             7,730 	$         60,870
Accounts Receivable               	3,862 		13,644
Marketable Securities - Trading (Note 4)              	1,075,437 	1,514,986
   Total Current Assets	1,087,029 	1,589,500

Property and Equipment, Net  (Note 3)
                                    	1,890 	0

Other Assets
Investment - Real Estate  (Note 5)
                                            	360,677 	0
   Receivables - Related Parties  (Note 6) 	349,397 	448,647
  Accrued Interest Receivable  (Note 6)
                                      	79,574 	48,974
Security Deposits
                                                  	16,060 	16,060
  Organization Costs, Net                                  	1,520 	1,297
Investment - Digital Acoustic Systems Inc.  (Note 1)       500 	          500
   Total Other Assets	   807,728 	   515,478

Total  Assets	$       1,896,647	$    2,104,978

  LIABILITIES AND STOCKHOLDERS'	EQUITY
	FEBRUARY         28, 1998     	MAY 31,   1997
Current Liabilities
  Accounts Payable              	$             6,600 	$           6,600
  Payables - Related Parties  (Note 6)               	0 	29,955
Notes Payable                                       	  15,000 	155,000
Total Current Liabilities                             	21,600 	191,555

Stockholders' Equity
   Preferred Stock: No Par Value, Authorized 10,000,000
                Shares; Issued and Outstanding, NONE  (Note 1)
                 	 0 	 0
  Common Stock: Par Value $0.0001, Authorized 10,000,000
        Shares; Issued and Outstanding, 9,849,118 Shares at
                  February 28, 1998 and 3,999,118 Shares at May 31, 1997
 985 	      400
  Additional Paid in Capital	1,316,975 	1,305,860
  Retained Earnings	   557,088 	   607,163
  Total Stockholders' Equity	1,875,048 	1,913,423

Total Liabilities and Stockholders' Equity	$      1,896,647 	$    2,104,978

CONSOLIDATED STATEMENT OF OPERATIONS
	For the Three Months Period Ended February 28, 1998
	For the Three Months Period Ended February 28, 1997
Revenues

   Consulting Income	$      100,000 	$                 0

Expenses
  General and Administrative	81,453 	82,425

Operating Income (Loss)	18,547 	$      (82,425)

Other Income (Expense)
   Gain on Sale of Securities                      	8,598 	90,051
   Temporary Decrease in Market Value of Securities        	(740,630)	38,257
Dividends and Interest Income                              	5,016 	7,802
Interest Expense                                             0 	            0
   Total Other Income (Expense)                        	(727,016)	   136,110
		Net Income (Loss)                        	$    (708,469)	$    53,685
Income (Loss) Per Share of Common Stock 	$          (0.12)	$          (0.01)
Weighted Average Number of Common Shares Outstanding
  	5,949,118	      3,999,118

CONDOLIDATED STATEMENT OF OPERTAIONS

For the Nine Months Period Ended February 28, 1998
For the Nine Months Period Ended February 28, 1997
Revenues
   Consulting Income	$      205,000 	$       113,733

Expenses
  General and Administrative	390,550 	201,034

Operating Loss	(185,550)	$      (87,301)

Other Income (Expense)
   Gain on Sale of Securities                   	 1,056,143 	92,932
   Temporary Decrease in Market Value of Securities
            	(946,696)	(102,775)
Dividends and Interest Income
                                           	30,835 	7,860
Interest Expense
                                        	    (4,807)	            0
   Total Other Income (Expense)               	   135,475 	   (1,983)

Net (Loss)                            	$    (50,075)	$    (89,284)
(Loss) Per Share of Common Stock 	$          (0.01)	$          (0.02)
Weighted Average Number of Common Shares Outstanding 5,949,118	    3,999,118

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
	 Common Shares
Stock Amount	Additional Paid In Capital	 Retained Earnings
Total
Sale of Shares for Cash in
Private Placement at $.001
           20,000,000 	                  $          2,000
	         $        18,000	 $         	 $       20,000
Issuance of Common Stock
 Public Offering for Cash
(Net of Expenses)          	  5,500,000 	  550 	  211,992		         212,542
Issuance of Common Stock in
Connection with the Exercise
of Stock Warrants  	  5,500,000 	  550 	  411,950	  	            412,500
Net Loss Year ended
May 31, 1987	          	              	 (29,350)	          (29,350)
Balance - May 31, 1987
31,000,000 	 3,100 	641,942	 (29,350)	       615,692
Issuance of Common Stock in
Connection with the
Exercise of Stock Warrants    	  6,050,000 	  605 	  579,645	  	   580,250
Net Loss Year Ended
May 31, 1988	         (55,625)	                          (55,625)
Balance - May 31, 1988 	37,050,000 	    ,705	     1,221,587	      (84,975)
      1,140,317
Shares Returned in
Connection with Stock
Purchase Agreement
September 30, 1988    (11,475,000)	   (1,148)	   1,148		              0
Issuance of Shares in
Connection with
Acquisition of
Graystone/Nash, Inc. and
Outwater and Wells, Inc.
on September 30, 1988	     59,675,000 	      5,968 			                 5,968
Net Loss Year Ended
May 31, 1989 	                    	 (115,097)	        (115,097)
Balance - May 31, 1989	85,250,000 	8,525 	1,222,735	(200,072)	     1,031,188
50:1 Reverse Split on
April 16, 1990 	 (83,545,000)	 (8,354)	 8,354		                    0


Common Shares
Stock Amount	Additional Paid In Capital	 Retained Earnings	         Total
Fractional Shares Issued in
Connection with 50:1
Reverse Split	  118 	  $            0  	  $       	  $           	  $     0
Net Loss Year Ended    May 31, 1990	                   	  (24,240)	 (24,240)
Balance - May 31, 1990	1,705,118 	171 	1,231,089	(224,312)	  1,006,948
Net  Income Year Ended           May 31, 1991   	 302,842 	          302,842
Balance - May 31, 1991            	1,705,118 	171 	1,231,089	78,530
1,309,790
Net Loss Year Ended
May 31, 1992                   	          (13,256)	          (13,256)
Balance - May 31, 1992	1,705,118 	171 	1,231,089	65,274 	      1,296,534
Net Loss Year Ended
May 31, 1993           	    (8,343)	              (8,343)
Balance - May 31, 1993	1,705,118 	171 	1,231,089	56,931
1,288,191
Net Loss Year Ended   May 31, 1994
	       	                 	   (2,539)	            (2,539)
Balance - May 31, 1994	1,705,118 	171 	1,231,089	54,392 	      1,285,652
Net Loss Year Ended   May 31, 1995
	          	                    	        (1,172,556)	 (1,172,556)
Balance - May 31, 1995  	1,705,118 	171 	 1,231,089	(1,118,164)	     113,096
Issuance of Shares for Cash,
June 8, 1995   294,000 	 229 	 74,771	 75,000
Net Income Year Ended
May 31, 1996            0 	                	 2,110,631	        2,110,631
Balance - May 31, 1996  	3,999,118 	400 	1,305,860	992,467 	       2,298,727
Net Loss Year Ended
May 31, 1997
         	       	                	  (385,304)	        (385,304)
Balance- May 31, 1997
3,999,118 	             400 	 1,305,860	      607,163 	      1,913,423

	 Common Shares
Stock Amount	Additional Paid In Capital	 Retained Earnings
Total
Issuance of Common Stock for Cash October 23, 1997
5,850,000 	 $            585 	  $        11,115	 $       	 $         11,700
Net Loss for the Nine                    Months Period Ended
February 28, 1998         (50,075)	                            (50,075)
Balance, February 28, 1998
  	9,849,118	$985 	$   1,316,975	$      557,088 	$    1,875,048

CONSOLIDATED STATEMENT OF CASH FLOWS

For The  Nine Months  Period Ended  February 28, 1998
	For The  Nine Months Period  Ended February 28, 1997
Cash Flows from Operating Activities
  Net Income or Loss	$    (50,075)	$   (94,913)
  Adjustments to Reconcile Net Income (Loss)
  to Net Cash Used in Operating Activities
  (Increase) Decrease in
  Marketable Securities                    	 946,696 	 102,775
  (Gain) Loss on Sale of Securities                	(1,056,143)	92,932
  Depreciation and Amortization                        	 363 	 0
Changes in Operating Assets and Liabilities
   (Increase) Decrease in Accounts Receivable
                        	9,782 	(11,569)
       (Increase) Decrease in Accrued Interest Receivable
          	(30,600)	0
       (Increase) Decrease in Security Deposits
                             	 0 	 (1,175)
       (Increase) Decrease in Organization Costs
                        	(347)	(721)
       Increase (Decrease) in Accounts Payable
                   	           0 	(116,240)
       Total Adjustments	(130,249)	   66,002
Net Cash Used in Operating Activities           	   (180,324)	   (28,911)

Cash Flows from Investing Activities
Purchase of Office Equipment
                              	(2,060)	0
   Investment - Real Estate                       	 (360,747)	 0
Purchases of Marketable Securities                    	(1,424,761)	(645,125)
    Proceeds from Sale of Marketable Securities	1,973,757 	 426,500

Net Cash Flows Provided by Investing Activities	186,189 	(218,625)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For The  Nine Months  Period Ended February 28, 1998
For The  Nine Months Period  Ended February 28, 1997
Cash Flows From Investing Activities
  Proceeds from sale of Common Stock
                         	11,700 	0
Loan Proceeds                                 	0 	155,000
  Advances (to) from Related Companies         	   69,295 	   (14,714)
Debt Repayments                                       	(140,000)	   (22,903)
Net Cash Provided by Financing Activities	(59,005)	117,383

Decrease in Cash and Cash Equivalents	      (53,140)	   (130,353)

Cash and Cash Equivalents Beginning of Period	 60,870 	 130,448

Cash and Cash Equivalents End of Period	 $       7,730	$          295




Supplemental Information
Cash Paid for:
  Interest	$        4,807	$              0
  Income taxes	$               0 	$              0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION

GS Financial Services, Inc. (The Company), formerly known as Graystone Financial Services, Inc. and Capital Investment Development Corp., was incorporated under the laws of the State of Florida on June 24, 1986, with an authorized capital of 100,000,000
shares of common stock with a par value of $.0001. On October 10, 1988, the Company amended its Articles of Incorporation changing its name to Graystone
Financial
September 10, 1997, the Company amended its Articles of
Incorporation authorizing an increase in the number of common shares from 4,000,000 to 10,000,000. On November 10, 1997, the Company reincorporated in the
State of
Delaware, to be effective December 1, 1997 and changed its name to GS
             Financial Services, Inc. Additionally, the
Company increased the number of shares
authorized to be issued to 35,000,000 with a par value of $0.001 per share, 10,000,000 of which are preferred shares and 25,000,000 are common shares.

On March 16, 1987, the Company formed a wholly-owned subsidiary, Bradford-Taylor Clearinghouse, Inc. ( Bradford). Bradford has been inactive from inception through July 31, 1995. On August 1, 1995,
Bradford entered into a licensing agreement with Nico Electric, A.G. and/or overseas assignees in exchange for 86.7% of the common stock of Bradford. The licensing agreement allows Bradford's use of Nico Electric, A.G. technology for alarms and security devices up to 6Mhz and 1Mv for commercial use only. This in Bradford (now Digital Acoustic System Inc.) to 13.3%.

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

On October 23, 1997, the Company issued 5,850,000 shares of common stock fo future capital gains.

             F.   Use of Estimates

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.
Those estimates and
assumptions affect the reported amounts of amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.
Actual results could vary from the estimates that were assumed i

           G.  Pending Accounting Pronouncements

                  It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

            H.  Property and Equipment

                  Property and Equipment is recorded at cost.
 Depreciation is computed under the
 straight line method, utilizing a 5 year estimated useful life.
Expenditures for repairs
and maintenancebalances have been eliminated in consolidation.

            D.  Earnings or (Loss) Per Share

    Earnings or (loss) per share is computed using the weighted average
number of shares                   of common stock outstanding.

            E.  Provision for Taxes

                 At February 28, 1998, May 31, 1997, 1996 and 1995,
the Company had net operating loss carryforwards of approximately $2,405,105, $2,257,794, $2,175,722, and $2,169,005 that may be offset against future taxable income through the years
2012, 2011 and 2009. Additionally, the Company has available capital loss carryovers of  $0,  $776,317, $1,267,166 and $265,715 that may be offse future capital gains.
ary 28, 1998:

     Number of      Cost   Marke							       Shares             Value
  Trading Securities owned
	    NJS Acquisitions Corp.            331,880   $  538,419     $ 1,019,601
	    Reed Systems, Inc.		  	          19,444	               0 	               0
	    Great American Lumber Co.		8,695	               0		   0
    Calimont Corp.            19,500         97,545               7,313
    GK Intelligent Systems   155,000         77,500             48,515
    Cash Account 			   	                           8                      8
             Total    $ 713,472       $1,075,437

    The following is a summary of Trading Securities owned at May 31, 1997:

           Number of Cost   Marke			           Share	                Value
         Trading Securities owned
	    NJS Acquisitions Corp.	         261,877   $          0     $ 1,473,058
	    Reed Systems, Inc.				  19,444	    0 		    0
	    Great American Lumber Co.		    8,695	    0		    0
    G L Intelligent Systems, Inc.     20,000      46,253             32,500
    XO Systems Corp.                 200,000    100,005               9,400
    Cash Account 					              28                    28
              Total
                  $ 146,286     $1,514,986
NOTE 5 - INVESTMENT - REAL ESTATE

            During July, 1997, the Company completed the purchase of real estate located in
Stroudsburg, Pennsylvania for $360,677.

NOTE 6 - TRANSACTIONS - RELATED PARTIES

	Receivables - Related Parties represent advances to Harp Investment, Inc., the controlling shareholder of the Company in the original amount of $37,200, dated March 31, 1995, with a balance of $45,889 and $40,636 at
February 28, 1998 and May 31,1997 . Thomas V. Ackerly,
President of the Company, represents a note dated January 1, 1991 in the original amount of $115,000, with a balance of $151,685 and $408,011 at
 31, 1997. The notes are payable on demand and include
  interest at the rate of 9% per annum. By agreement with the parties, interest did not begin to accrue on these notes till January 1, 1996.
Interest is accrued on the above notes
in the amount of $79,574 and $48,974  at February 28, 1998 and May 31, 1997.

    Advances have been made to Digital Acoustic System Inc., a related company in the amount of $151,523 at February 28, 1998. The note is due on demand and c
arries no                     interest rate.

           Payables - Related Parties represent advances from related companies in the amounts of
$29,955 at May 31, 1997 and has been paid in full at February 28, 1998.

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

           Future minimum annual rentals due are as follows:

    1998                        $ 14,400

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